Form 10-Q
period 1995-03-31
US FACILITIES CORP
filed 1995-05-15
CIK 798085

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file Number: 0-15196

                           US FACILITIES CORPORATION
- - - - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         DELAWARE                                               33-0097221
         --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                          Identification Number)

            650 Town Center Drive, Suite 1600, Costa Mesa, CA  92626
            --------------------------------------------------------
            (Address of principal executive offices)       (Zip code)

                                 (714)549-1600
                                 -------------
             (Registrant's telephone number, including area code)

                                Not applicable
                                --------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X      NO
     -----       -----

Number of shares outstanding of each class of the Registrant's Common Stock as of May 10, 1995:

Common Stock, par value $.01 per share:  5,556,048
Common Stock Purchase Rights:  5,556,048

                                     INDEX

Part I   FINANCIAL INFORMATION
     Item 1.   FINANCIAL INFORMATION
               Condensed Consolidated Financial Statements:

           Balance Sheets as of March 31, 1995 and
                 December 31, 1994....................................   3

           Income Statements for the Quarters Ended
                 March 31, 1995 and 1994..............................   4

           Statements of Stockholders' Equity at
                 March 31, 1995 and 1994..............................   5

           Statements of Cash Flows for the Quarters Ended
                 March 31, 1995 and 1994..............................   6

           Notes to Condensed Consolidated Financial Statements.......   7

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......   8

Part II  OTHER INFORMATION

     Item 5.   OTHER INFORMATION......................................  13

     Item 6.   EXHIBITS and REPORTS ON FORM 8-K.......................  15

SIGNATURES............................................................  16

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Financial Statements:

                           US FACILITIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (000 omitted)


                                          MARCH 31, 1995   DECEMBER 31, 1994
                                          --------------   -----------------
Investments, at market (amortized cost
 $135,186 at March 31,1995, $137,072 at
 December 31,1994)                          $136,678         $133,075
Cash and invested cash                         6,132            4,502
Restricted cash and short term
 investments                                  22,715           21,340
Accrued investment income                      1,962            1,844
Receivables:
 Reinsurance losses and reserves              14,870           14,301
 Premiums                                     12,312            9,434
Prepaid reinsurance premiums                   4,274            3,950
Deferred income taxes                          1,704            3,277
Other assets                                   6,966            8,014
                                            --------         --------

Total assets                                $207,613         $199,737
                                            ========         ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Insurance liabilities:
     Amounts due insurance companies        $ 21,942         $ 20,418
     Losses and loss adjustment expenses      71,426           69,647
     Unearned premiums                        15,862           14,613
Note payable                                  25,000           25,000
Accounts payable and accrued expenses          3,083            6,980
                                            --------         --------

     Total liabilities                       137,313          136,658

                                            --------         --------
STOCKHOLDERS' EQUITY                          70,300           63,079
                                            --------         --------

     Total liabilities and
      stockholders' equity                  $207,613         $199,737
                                            ========         ========

    See accompanying notes to condensed consolidated financial statements.

                           US FACILITIES CORPORATION
                   CONDENSED CONSOLIDATED INCOME STATEMENTS

                     (000 omitted, except per share data)

                                           QUARTER ENDED MARCH 31,
                                          -------------------------
                                             1995            1994
                                          ---------         -------
Revenues:
Premiums earned                             $26,695         $22,824
Commissions and fees                          6,420           6,064
Net investment income                         2,164           1,398
Realized investment gains                       180             183
                                            -------         -------

Total revenues                               35,459          30,469
                                            -------         -------

Operating Expenses:

Losses and loss adjustment expenses
 incurred                                    17,640          17,467
Policy acquisition expenses                   8,760           7,324
General and administrative expenses           4,090           5,252
Executive separation expenses                   695               -
Interest                                        542               2
                                            -------         -------
Total operating expenses                     31,727          30,045
                                            -------         -------

Income before income taxes                    3,732             424

Income tax expense (benefit)                    810            (176)
                                            -------         -------

Net income                                  $ 2,922         $   600
                                            =======         =======

Net income per common and common
 equivalent share                           $  0.52         $  0.10
                                            =======         =======

Weighted average number of common and
 common equivalent shares outstanding
 during period                                5,589           5,961
                                            =======         =======



See accompanying notes to condensed consolidated financial statements.

                           US FACILITIES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (000 omitted)



                                                       Net
                                                    unrealized
                            Common     Paid in      gain(loss)     Retained    Treasury
                            stock      capital    on securities    earnings      Stock      Total
                            ------     --------   --------------   ---------   ---------   --------
Balance at
December 31, 1993            $59       $43,156          $   443     $20,306     $  (631)   $63,333

Cumulative effect of
adoption of SFAS 115
at January 1,1994              -             -            3,838           -           -      3,838


Net Income                     -             -                -         600           -        600

Unrealized
investment loss, net           -             -           (4,186)          -           -     (4,186)
                             ---       -------          -------     -------     -------    -------
Balance at
March 31, 1994               $59       $43,156          $    95     $20,906     $  (631)   $63,585
                             ===       =======          =======     =======     =======    =======

==================================================================================================

Balance at
December 31, 1994            $59       $44,261          $(2,637)    $26,544     $(5,148)   $63,079

Net Income                     -             -                -       2,922           -      2,922

Dividends paid                 -             -                -        (272)          -       (272)

Exercise of stock
options                        -          (127)               -           -       1,074        947


Unrealized
investment gain, net           -             -            3,624           -           -      3,624
                             ---       -------          -------     -------     -------    -------
Balance at
March 31,1995                $59       $44,134          $   987     $29,194     $(4,074)    70,300
                             ===       =======          =======     =======     =======    =======


See accompanying notes to condensed consolidated financial statements.

                           US FACILITIES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000 omitted)

                                           QUARTER ENDED MARCH 31,
                                           -----------------------
                                             1995            1994
                                           --------        -------
Cash provided by operating activities      $    321        $ 1,627
                                           --------        -------

Cash flows from investing activities:

    Purchases of fixed maturity
     investments                            (38,332)        (1,663)
    Purchases of equity securities             (337)        (5,657)
    Proceeds from sales of investment
     securities                              26,910          5,152
    Net sales of short term investments      12,464            453
    Purchases of property and equipment         (71)           (63)
                                           --------        -------
Cash provided by (used in) investing
 activities                                     634         (1,778)
                                           --------        -------
Cash flows from financing activities:

    Dividends paid                             (272)            --
    Exercise of stock options                   947             --
                                           --------        -------
Cash used in financing activities               675             --
                                           --------        -------

Net increase (decrease) in cash and
 invested cash                                1,630           (151)

Cash and invested cash at beginning of
 period                                       4,502          2,851
                                           --------        -------
Cash and invested cash at end of period    $  6,132        $ 2,700
                                           ========        =======

Supplemental disclosure of cash flow
 information:

Interest paid                              $     --        $     2
                                           ========        =======

Income taxes paid, net                     $      5        $   450
                                           ========        =======


See accompanying notes to condensed consolidated financial statements.

                           US FACILITIES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        General.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements for the year ended December 31,1994 and footnotes thereto included in the Registrant's 1994 Annual Report to Stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results Of Operations
- - - - ---------------------

          The Registrant's consolidated revenues increased 16% to $35,459,000 in the 1995 quarter from $30,469,000 in the 1994 quarter, primarily as a result of increases in premiums earned from both of the Registrant's business segments. Consolidated net income increased to $2,922,000 in the 1995 quarter from $600,000 in the first quarter of 1994, reflecting increased profitability in the Registrant's two business segments. Net income in the first quarter of 1994 was reduced by $1,400,000 for claims resulting from the Northridge, California earthquake. No such event occurred during the 1995 first quarter.

          Consolidated net investment income increased 55% in the 1995 quarter compared to the 1994 quarter, reflecting continuing growth in USF RE's asset base and generally higher rates of interest earned on securities purchased during the latter part of 1994. Consolidated general and administrative expenses decreased 22% in the 1995 quarter from the 1994 quarter, primarily due to cost savings realized from a restructuring involving closings of branch offices and reductions in personnel and expense controls implemented during 1994. Income tax expense as a percentage of pre-tax income fluctuates depending on the proportion of tax-exempt investment income to total pre-tax income.

Business Segments
- - - - -----------------

          The Registrant conducts business primarily in two business segments:

(a) Medical stop-loss and employee benefit products, which includes all commission and fee-based revenues of the Registrant and reinsurance of 50% of the medical stop-loss business produced. Commission and fee-based revenues are produced by the Registrant's wholly owned subsidiaries, USBenefits Insurance Services, Inc. ("USBenefits") and US MedCare Review, Inc. ("USMCR"). USBenefits acts primarily as the underwriting manager and marketing organization for medical stop-loss coverages issued by The Continental Insurance Company, an unaffiliated party. USBenefits also provides other employee benefits related products. USMCR is in the business of providing medical bill review services designed to assist clients in identifying inappropriate billing practices and procedures by healthcare providers.

(b) Property/casualty insurance and reinsurance underwriting conducted by the Registrant's wholly-owned subsidiaries, USF RE INSURANCE COMPANY ("USF RE") and USF Insurance Company ("USFIC"). Business lines included in this segment are property/casualty reinsurance assumed nationwide from unaffiliated insurance companies primarily through reinsurance intermediaries, plate glass insurance, and surplus lines insurance written by USFIC.

          The tables set forth below present pre-tax operating information for each of the business segments and holding company operations (including realized gains) for the quarters ended March 31, 1995 and 1994, respectively.


Medical Stop-loss and Employee
- - - - ---------------------------------
Benefit Products
- - - - ---------------------------------

                                           (000 omitted)

                                           QUARTER ENDED
                                              MARCH 31
                                    -----------------------------
                                      1995       1994    % CHANGE
                                    -------    -------   --------
Revenues:
 Premiums earned                    $19,572    $18,294        7%
 Commissions and fees                 6,420      6,064        6%
 Investment income                      744        519       43%
                                    -------    -------      ---
 Total revenues                      26,736     24,877        7%
                                    -------    -------      ---
Expenses:
 Losses and loss adjustment          12,823     12,488        3%
 Policy acquisition                   6,422      6,193        4%
 General and administrative           3,047      3,577      -15%
                                    -------    -------      ---
 Total expenses                      22,292     22,258       --
                                    -------    -------      ---
Income before income taxes          $ 4,444    $ 2,619       70%
                                    =======    =======      ===

          Medical stop-loss production increased 7% in the 1995 quarter over the 1994 quarter generating the changes noted above in premiums earned and commissions and fees revenue. The changes in medical stop-loss production were primarily due to strong retention of in-force accounts and continuing growth in new business. The increase in profitability of medical stop-loss was due, in part, to the declining rate of increase in the cost of healthcare over the past year.

          The segment information presented in the table above includes pre-tax losses from USMCR's operations of $342,000 and $406,000 for the quarters ended March 31, 1995 and 1994, respectively.

Property/Casualty Underwriting
- - - - ------------------------------
                                              (000 omitted)

                                              QUARTER ENDED
                                                 MARCH 31
                                       ----------------------------

                                        1995      1994     % CHANGE
                                       ------   -------    --------
Revenues:
 Premiums earned                       $7,123   $ 4,530      57%
 Investment income                      1,407       879      60%
                                       ------   -------      --
 Total revenues                         8,530     5,409      58%
                                       ------   -------     ---
Expenses:
 Losses and loss adjustment             4,817     4,979      -3%
 Policy acquisition                     2,338     1,886      24%
 General and administrative               891       694      28%
                                       ------   -------     ---
 Total expenses                         8,046     7,559       6%
                                       ------   -------     ---
Income (loss) before income taxes      $  484   $(2,150)    ---
                                       ======   =======     ===

          The increase in premiums earned during the first quarter of 1995 over the 1994 period primarily resulted from the continued growth of USF RE's property/casualty reinsurance operations due to extensive marketing efforts and expansion of its client base. Also contributing to the increase was growth in surplus lines premium writings as USFIC expanded its operations into additional states.

          Decreases in losses and loss adjustment expenses in 1995 as compared to 1994 primarily resulted from changes in the mix of business. Additionally, 1994 results included $2,100,000 of incurred losses from the Northridge, California earthquake in January, 1994. No comparable event occurred during the quarter ended March 31,1995. Policy acquisition expenses, which vary depending on the mix of business, increased in the 1995 period as compared to 1994, primarily related to the increase in premiums earned.

Holding Company Operations
- - - - --------------------------
                                           (000 omitted)

                                           QUARTER ENDED
                                              MARCH 31
                                    ----------------------------
                                      1995      1994    % CHANGE
                                    --------   ------   --------
Revenues:
    Realized gains                  $   193    $183         5%
                                    -------    ----       ---
    Total revenues                      193     183         5%
                                    -------    ----       ---
Expenses:
    General and administrative          152     226       -33%
    Executive separation                695      --        --
    Interest                            542       2        --
                                    -------    ----       ---
    Total expenses                    1,389     228       509%
                                    -------    ----       ---
Loss before income taxes            $(1,196)   $(45)       --
                                    =======    ====       ===

          Executive separation expenses in the 1995 quarter resulted from the resignation of the Registrant's former Chief Executive Officer in March 1995. The increase in interest expense resulted from a $25,000,000 bank loan obtained by the Registrant in December 1994. Of this amount, $20,000,000 was contributed to the surplus of USF RE and USFIC to support additional growth in both medical stop-loss and property/casualty premiums in 1995 and beyond.

Accounting Policies
- - - - -------------------

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," issued in December 1991, will be adopted by the Registrant for the year ending December 31,1995. Adoption is not expected to have a material effect on the financial statements of the Registrant.

Inflation
- - - - ---------

          The healthcare marketplace has long been subject to the effects of increasing costs for provider services. Such growth in the costs of healthcare tends to generate not only increases in premiums for medical stop-loss coverage, resulting in greater revenues, but also higher claim payments. Management believes various cost control initiatives and the trend to self-insured plans have created a decrease in the price spiral, which has caused a decline in the rate of increase in the cost of healthcare.

          Inflation can negatively impact insurance and reinsurance operations by causing higher claim settlements than may have originally been estimated, while not necessarily allowing an immediate increase in premiums to a level necessary to maintain profit margins. The Registrant makes no explicit provisions for inflation, but trends are considered when setting underwriting terms and claim reserves. Such reserves are subjected to a continuing review process to assess their adequacy and are adjusted as deemed appropriate. Overall economic trends also affect interest rates, which in turn affect investment income and the market value of the Registrant's investment portfolio.

Liquidity and Capital Resources
- - - - -------------------------------

          The Registrant utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants. Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under USF RE's insurance and reinsurance contracts, and operating expenses such as salaries, commissions, taxes and general overhead.

          The Registrant anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1 to 18 months) and long-term (18 months to 3 years) liquidity needs. While the Registrant currently has no immediate plans for significant capital outlays, it is contemplating acquisition opportunities that complement its business operations.

          The Registrant invests primarily in the highest grades of bonds, equities, certificates of deposit and other short-term instruments. At March 31, 1995, 96% of its investment portfolio was in securities rated AA or better. All such securities are carried at quoted market values as of the balance sheet date.

Legislative and Regulatory Developments
- - - - ---------------------------------------

          In October 1993 the Clinton Administration presented to Congress its proposal to restructure the healthcare delivery system and impose extensive government regulation and control on the financing and delivery of healthcare. The Administration's proposal and a variety of proposals presented by members of Congress were extensively considered but not adopted by Congress during 1994. Healthcare legislation is being discussed by the new Congress, which convened in 1995, although the direction that such legislation will take is still not clear.

          In addition to activity at the Federal level, many states are seeking to implement their own healthcare legislation. Some of these state initiatives have focused on small group health plans (50 employees or less), which currently account for approximately 14% of the Registrant's medical stop-loss premiums. Other state efforts include attempts to regulate self-insured plans directly or indirectly by regulating companies providing medical stop-loss coverage. The National Association of Insurance Commissioners is considering a draft "model law" that would seek to indirectly regulate self-insured plans by imposing conditions on medical stop-loss policies issued to self-insured employers that could limit the ability of employers to self-insure their health plans. Furthermore, some states have applied to the federal government to be exempt from the preemptive provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"), which exemption would permit states to regulate self-insured plans. Regulation of self-insured plans, whether directly or indirectly, could make self-insurance less attractive to employers.

          The Registrant does not know at this time the extent to which the federal or state legislative or regulatory initiatives discussed above will be adopted, or the extent of the impact they would have on the Registrant's business. Management believes that changes to the healthcare system which ultimately may be adopted will continue to recognize employers' self-insurance of healthcare benefits as a viable and cost effective method of financing healthcare. Accordingly, management believes that its medical stop-loss products will continue to be an appropriate component to assure the solvency of self-insured plans, and will remain a source of revenues to the Registrant. Furthermore, the Registrant is developing other products which it believes will be responsive to the needs of the marketplace, as changes are effected in the healthcare system.


                           PART II OTHER INFORMATION

Item 5.   OTHER INFORMATION.

Fidelity National Proposal

          On April 25, 1994, one month before its 1994 annual meeting of stockholders, the Registrant received an unsolicited written proposal from Fidelity National Financial, Inc., a publicly held title insurer ("Fidelity National"), to acquire by merger all the outstanding shares of the Registrant for $15 per share in cash or a combination of cash and stock. Subsequently Fidelity National commenced a solicitation of proxies for the purpose of electing two nominees selected by Fidelity National to the Registrant's Board of Directors and the adoption of a stockholder resolution recommending to the Board that the Registrant be sold.

          After considering the reports of a special committee of non-management directors, its financial advisor and management regarding the Fidelity National proposal, the Board rejected Fidelity National's proposal. At the 1994 annual meeting the Registrant's stockholders adopted the Fidelity National stockholder resolution. The meeting's inspectors of election reported that Fidelity National's director nominees had been elected as directors, but this finding was overturned in July 1995 by the Delaware Chancery Court as a result of litigation commenced by the Registrant. In December 1994 the Delaware Supreme Court upheld the Chancery Court decision reelecting the Registrant's nominees as its directors.

          Fidelity National was invited in August 1994 to review confidential information of the Registrant, provided they executed an acceptable confidentiality agreement. After unsuccessfully negotiating the terms of the confidentiality agreement for over five months, in February 1995 the Registrant withdrew its offer to permit Fidelity National to review confidential information.

          In March 1995, Fidelity National renewed its proposal to merge with the Registrant based on a $15 per share price, and indicated its intent to nominate three directors at the Registrant's May 1995 annual meeting of stockholders. On March 30, 1995, the Board of Directors advised Fidelity National that it did not believe Fidelity National's latest offer to acquire the Registrant was in the best interest of stockholders and that the Registrant was declining to pursue discussions with them. On April 20, 1995, the Registrant mailed its Proxy soliciting material to its stockholders in connection with its 1995 annual meeting, scheduled for May 24, 1995. As of the date of this report, Fidelity National has not commenced a solicitation of proxies in opposition to the Registrant.

Resignation of Chief Executive Officer
- - - - --------------------------------------

          Effective March 20, 1995, George Kadonada resigned from his positions as Chairman of the Board and Chief Executive Officer of the Registrant and from all positions with the Registrant's subsidiaries. David L. Cargile was thereafter appointed Chief Executive Officer of the Registrant and in April 1994 was elected Chairman of the Board. Under the terms of a separation agreement with the Registrant all employment arrangements between Mr. Kadonada and the Registrant were terminated. The terms of Mr. Kadonada's separation agreement included the payment of cash and certain other transfers of property to Mr. Kadonada, as well as mutual releases and indemnifications. In addition, there are certain restrictions on Mr. Kadonada with respect to the use of the Registrant's proprietary information and the future engagement of the Registrant's employees for a limited period of time.

Item 6.  EXHIBITS and REPORTS ON FORM 8-K.

     (a) The following is a list of exhibits required to be filed as part of this Form 10-Q by Item 601 of Regulation S-K:

     3.1, 4.1 Restated Certificate of Incorporation, as amended, as presently in effect. Filed as Exhibits 3.1 and 3.1.1 to the Registrant's Form S-1 Registration Statement declared effective by the Securities and Exchange Commission on October 31, 1986 (the "Registration Statement"), and incorporated herein by this reference; and as Exhibit 3 to the Registrant's Current Report on Form 8-K dated May 24, 1990, and incorporated herein by this reference.

     3.2, 4.2 Bylaws of US Facilities Corporation, as amended, as presently in effect. Filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by this reference.

          4.3  Stock Certificate of US Facilities Corporation.  Filed as Exhibit
               4.1 to the Registrant's Registration Statement, and incorporated herein by this reference.

          4.4 Rights Agreement. Filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated May 24, 1990, and incorporated herein by this reference.

          4.5 First Amendment to Rights Agreement. Filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated January 16, 1992, and incorporated herein by this reference.

          4.6 Second Amendment to Rights Agreement. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 29, 1994, and incorporated herein by this reference.

         10.1 Credit Agreement dated as of December 20, 1994 between US Facilities Corporation and Shawmut Bank Connecticut, N.A., including Revolving Note and Pledge Agreement.

         10.2 Settlement Agreement and General Release dated March 10, 1995 between George Kadonada and US Facilities Corporation.

         11 US Facilities Corporation and Subsidiaries Computation of Earnings Per Share.

          15 Independent Auditors' letter regarding unaudited interim financial information.

          27   Financial Data Schedules

(b) No current reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    US FACILITIES CORPORATION



Date:  May 12, 1995               By:  /s/     DAVID L. CARGILE
                                       --------------------------------
                                       DAVID L. CARGILE
                                       Chairman of the Board, President
                                       and Chief Executive Officer



Date:  May 12, 1995               By:  /s/        MARK BURKE
                                       --------------------------------
                                       MARK BURKE
                                       Senior Vice President, Chief
                                       Financial Officer and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX

Item
No.                                                                                Page
- - - - ----                                                                               ----
3.1, 4.1   Restated Certificate of Incorporation, as amended, as presently in effect. Filed as Exhibits 3.1 and 3.1.1 to the Registrant's
           Form S-1 Registration Statement declared effective by the
           Securities and Exchange Commission on October 31, 1986 (the
           "Registration Statement"), and incorporated herein by this reference; and as Exhibit 3 to the Registrant's Current Report on
           Form 8-K dated May 24, 1990, and incorporated herein by this reference.

3.2, 4.2 Bylaws of US Facilities Corporation, as amended, as presently in effect. Filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by this reference.

     4.3   Stock Certificate of US Facilities Corporation.  Filed as Exhibit
           4.1 to the Registrant's Registration Statement, and incorporated herein by this reference.

     4.4   Rights Agreement. Filed as Exhibit 2 to the Registrant's Current
           Report on Form 8-K dated May 24, 1990, and incorporated herein by this reference.

     4.5   First Amendment to Rights Agreement. Filed as Exhibit 1 to the
           Registrant's Current Report on Form 8-K dated January 16, 1992, and incorporated herein by this reference.

     4.6 Second Amendment to Rights Agreement. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 29, 1994, and incorporated herein by this reference.

     10.1  Credit Agreement dated as of December 20, 1994 between US
           Facilities Corporation and Shawmut Bank Connecticut, N.A., including Revolving Note and Pledge Agreement.

     10.2 Settlement Agreement and General Release dated March 10, 1995 between George Kadonada and US Facilities Corporation.

     11    US Facilities Corporation and Subsidiaries Computation of
           Earnings Per Share.

     15 Independent Auditors' letter regarding unaudited interim financial information.

     27    Financial Data Schedules