Form 10-Q
period 1995-06-30
US FACILITIES CORP
filed 1995-08-11
CIK 798085

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file Number: 0-15196

                           US FACILITIES CORPORATION
                           -------------------------
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

YES    X                           NO
     -----                             -----

Number of shares outstanding of each class of the Registrant's Common Stock as of August 9, 1995:

Common Stock, par value $.01 per share:  5,623,098
Common Stock Purchase Rights:  5,623,098

                                     INDEX

Part I    FINANCIAL INFORMATION

          Item 1.   FINANCIAL INFORMATION
                    Consolidated Financial Statements:

               Condensed Balance Sheets as of June 30, 1995
                 and December 31, 1994.............................  3

               Income Statements for the Quarters and
                 Six Months Ended June 30, 1995 and 1994...........  4

               Statements of Stockholders' Equity for the Six
                 Months Ended June 30, 1995 and 1994...............  5

               Condensed Statements of Cash Flows for
                 the Six Months Ended June 30, 1995 and 1994.......  6

               Notes to Consolidated Financial Statements..........  7

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.....................................  8

Part II   OTHER INFORMATION

          Item 4    SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS............................ 14

          Item 6.   EXHIBITS and REPORTS ON FORM 8-K............... 15

SIGNATURES......................................................... 17

                         PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Consolidated Financial Statements:

                           US FACILITIES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000 omitted)

                                                  JUNE 30, 1995   DEC. 31, 1994
                                                  -------------   -------------
ASSETS:
Investments, at market (amortized
 cost $137,279 at June 30, 1995, $137,072 at
 December 31, 1994)                                   $142,398      $133,075

Cash and invested cash                                   9,652         4,502

Restricted cash and short term investments              24,431        21,340

Accrued investment income                                2,470         1,844

Receivables:
  Reinsurance losses and reserves                       15,704        14,301
  Premiums                                              16,746         9,434

Prepaid reinsurance premiums                             4,744         3,950

Deferred income taxes                                      405         3,277

Other assets                                             6,791         8,014
                                                      --------      --------

 Total assets                                         $223,341      $199,737
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Insurance liabilities:
   Amounts due insurance companies                    $ 25,043      $ 20,418
   Losses and loss adjustment expenses                  75,450        69,647
   Unearned premiums                                    17,866        14,613

 Note payable                                           25,000        25,000

 Accounts payable and accrued expenses                   3,374         6,980
                                                      --------      --------

    Total liabilities                                  146,733       136,658

STOCKHOLDERS' EQUITY                                    76,608        63,079
                                                      --------      --------

  Total liabilities and stockholders' equity          $223,341      $199,737
                                                      ========      ========

See accompanying notes to consolidated financial statements.

                           US FACILITIES CORPORATION

                        CONSOLIDATED INCOME STATEMENTS

                    (000 omitted except for per share data)
                    ---------------------------------------

                                              Quarter Ended       Six Months Ended
                                                 June 30             June 30
                                            -----------------    ----------------
                                             1995      1994       1995       1994
                                            -------   -------    -------   -------
 Revenues:
  Premiums earned                           $30,641   $24,394    $57,336   $47,218
  Commissions and fees                        6,828     6,341     13,248    12,405
  Net investment income                       2,411     1,402      4,575     2,800
  Realized investment gains                      52        48        232       231
                                            -------   -------    -------   -------
   Total revenues                            39,932    32,185     75,391    62,654
                                            -------   -------    -------   -------
 Operating Expenses:
  Losses and loss adjustment
   expenses incurred                         20,459    16,706     38,099    34,173
  Policy acquisition expenses                 9,485     8,122     18,245    16,201
  General and administrative
   expenses                                   3,871     4,501      7,961     8,998
  Other                                         547        --      1,242        --
  Interest                                      547         1      1,089         3
                                            -------   -------    -------   -------
                                             34,909    29,330     66,636    59,375
  Unusual charges:
   Expenses related to
    unsolicited takeover
    proposal                                     --     1,504         --     1,504
   Restructuring expenses                        --       654         --       654
                                            -------   -------    -------   -------
   Total operating expenses                  34,909    31,488     66,636    61,533
                                            -------   -------    -------   -------

Income before income taxes                    5,023       697      8,755     1,121

Income tax expense (benefit)                  1,174       (64)     1,984      (240)
                                            -------   -------    -------   -------

Net Income                                  $ 3,849   $   761    $ 6,771   $ 1,361
                                            =======   =======    =======   =======
Net income per common and
 common equivalent share                    $  0.67   $  0.13    $  1.19   $  0.23
                                            =======   =======    =======   =======
Weighted average number of
 common and common equivalent
  shares outstanding during period            5,774     6,049      5,675     5,993
                                            -------   -------    -------   -------

See accompanying notes to consolidated financial statements.

                           US FACILITIES CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (000 omitted)

                                                        Net
                                                     unrealized
                             Common     Paid in      gain(loss)     Retained         Treasury
                             stock      capital    on securities    earnings          stock     Total
                           ----------   --------   --------------   ---------        --------  --------
Balance at
December 31, 1993            $59        $43,156          $   443      $20,306      $  (631)    $63,333

Cumulative effect of
adoption of SFAS 115
at January 31, 1994            -              -            3,838            -             -      3,838

Net income                     -              -                -        1,361             -      1,361

Exercise of stock
options                        -            368                -            -           300        668

Unrealized investment
loss, net                      -              -           (4,737)           -             -     (4,737)
                             ---        -------          -------      -------       -------    -------
Balance at
June 30, 1994                $59        $43,524          $  (456)     $21,667       $  (331)   $64,463
                             ===        =======          =======      =======       =======    =======

Balance at
December 31, 1994            $59        $44,261          $(2,637)     $26,544       $(5,148)   $63,079

Net income                     -              -                -        6,771             -      6,771

Exercise of
stock options                  -           (124)               -            -         1,428      1,304

Dividends paid                 -              -                -         (551)            -       (551)

Unrealized investment
 gain, net                     -              -            6,005            -             -      6,005
                             ---        -------          -------      -------       -------    -------
Balance at
June 30, 1995                $59        $44,137          $ 3,368      $32,764       $(3,720)   $76,608
                             ===        =======          =======      =======       =======    =======

See accompanying notes to consolidated financial statements

                           US FACILITIES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000 omitted)

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                      1995             1994
                                                    --------         -------

Cash provided by operating activities                $  4,252         $ 4,070
                                                     --------         -------

Cash flows from investing activities:

  Purchases of fixed maturity investments             (72,386)         (7,968)

  Purchases of equity securities                       (1,924)         (6,138)

  Proceeds from sales of investment
   securities                                          54,568          10,223

  Net sales (purchases) of short-term
   investments                                         20,011            (934)

  Purchases of property and equipment                    (124)           (125)
                                                     --------         -------

Cash provided by (used in) investing activities           145          (4,942)
                                                     --------         -------

Cash flows from financing activities:

  Dividends paid                                         (551)            ---

  Exercise of stock options                             1,304             669
                                                     --------         -------

Cash provided by financing activities                     753             669
                                                     --------         -------

Net increase (decrease) in cash
   and invested cash                                    5,150            (203)

Cash and invested cash at beginning of period           4,502           2,851
                                                     --------         -------

Cash and invested cash at end of period              $  9,652         $ 2,648
                                                     ========         =======

Supplemental Disclosure of
  Cash Flow Information:

  Interest paid                                      $  1,078         $     0
                                                     ========         =======

  Income taxes paid                                  $  1,780         $   530
                                                     ========         =======

See accompanying notes to consolidated financial statements.

                           US FACILITIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's 1994 Annual Report to Stockholders.

2.   OTHER.    Other expenses include $547,000 incurred in the second quarter of
     1995 resulting from the closure of the Registrant's US MedCare Review operations effective May 31,1995. Results for the 1995 six month period also include an expense of $695,000 pertaining to the resignation of the Registrant's former Chief Executive Officer.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
- ---------------------

     The Registrant's consolidated revenues for the second quarter ended June 30, 1995 increased 24% to $39,932,000 from $32,185,000 in the 1994 quarter, and increased 20% to $75,391,000 for the first six months of 1995 from $62,654,000 for the 1994 period. Consolidated net income for the second quarter of 1995 increased 406% to $3,849,000 from $761,000 for the second quarter of 1994, and for the first six months of 1995 increased 398% to $6,771,000 from $1,361,000 in the 1994 six month period.

     The 1995 results reflect improvements in profitability in each of the Registrant's business segments resulting from growth in revenues due to increased marketing efforts, lower claims cost and the effect of the Registrant's cost control programs which began during 1994. The Registrant incurred an expense of $547,000 in the second quarter of 1995 resulting from the closure of its US MedCare Review ("USMCR") operations effective May 31,1995. Results for the 1995 six month period also include an expense of $695,000 pertaining to the resignation of the Registrant's former Chief Executive Officer.

     Net income for the 1994 six month period was negatively impacted by several events. The Registrant became the target of an unsolicited take-over proposal and involved in a proxy contest with Fidelity National Financial, Inc. ("Fidelity National"). The expenses of responding to those issues reduced the Registrant's pretax income by $1,504,000 for the quarter and six months ended June 30, 1994. The Registrant also posted a non-recurring restructuring charge
during the second quarter of 1994 which reduced pretax income by $654,000.   In
addition to the unusual expenses noted above, claims incurred as a result of the Northridge, California earthquake in January 1994 reduced pre-tax income by $2,100,000 for the six month period ended June 30, 1994.

     Consolidated net investment income increased 72% to $2,411,000 in the 1995 quarter compared to $1,402,000 in the 1994 quarter, and increased 63% to $4,575,000 for the 1995 six month period from $2,800,000 in the 1994 six month period, reflecting continuing growth in USF RE's asset base and generally higher rates of interest earned on securities purchased during the latter part of 1994 and the first quarter of 1995. Additionally, during 1995 the Registrant invested new funds in taxable bonds rather than tax-exempt bonds. Tax-exempt bonds continue to account for the major portion of the investment portfolio.

     Consolidated general and administrative expenses declined 14% to $3,871,000 in the 1995 quarter from $4,501,000 in the 1994 quarter, and decreased 12% to $7,961,000 for the 1995 six month period from $8,998,000 in the 1994 six month period, primarily due to cost savings realized from a restructuring involving closings of branch offices, reductions in personnel, and expense controls implemented during the second half of 1994.

     Income tax as a percentage of pre-tax income fluctuates depending on the proportion of tax-exempt investment income to total pre-tax income.

Business Segments
- -----------------

     The Registrant conducts business primarily in two segments:

     (a) Medical stop-loss and employee benefit products, which includes all commission and fee-based revenues of the Registrant and reinsurance of 50% of the medical stop-loss business generated by the Registrant's wholly owned subsidiary, USBenefits Insurance Services, Inc. ("USBenefits"). USBenefits acts as the underwriting manager and marketing organization for medical stop-loss coverages issued for The Continental Insurance Company, an unaffiliated party which during the second quarter of 1995 became a member of the CNA Insurance Companies Group. USBenefits also markets other employee benefits related products.

     (b) Property and casualty insurance and reinsurance underwriting conducted by the Registrant's wholly-owned subsidiaries, USF RE INSURANCE COMPANY ("USF RE") and USF Insurance Company ("USFIC"). Business lines included in this segment are property/casualty reinsurance assumed nationwide from unaffiliated insurance companies, primarily through reinsurance intermediaries, and surplus lines insurance underwritten by USFIC. During the second quarter of 1995 USF RE ceased writing new business in its plate glass insurance line of business, which line accounted for 5% of earned premiums in 1994.

     The tables set forth below present pre-tax operating information for each of the Registrant's business segments and for its holding company operations (including realized gains) for the quarters and six month periods ended June 30, 1995 and 1994:

                                         Quarter Ended                Six Months Ended
                                            June 30                       June 30
                                    1995     1994      %Change    1995     1994    %Change
                                   -------------------------------------------------------
Stop-Loss and Employee
- ----------------------
Benefit Products
- ----------------
(000 omitted)
Revenue:
   Premiums earned                  $21,366   $18,977    13 %   $40,938   $37,271    10 %
   Commissions & fees                 6,828     6,341     8 %    13,248    12,405     7 %
   Investment income                    876       547    60 %     1,620     1,066    52 %
                                    -------   -------           -------   -------
   Total Revenues                    29,070    25,865    12 %    55,806    50,742    10 %
                                    -------   -------           -------   -------
Expenses:
   Losses & loss
     adjustment                      13,855    12,651    10 %    26,678    25,139     6 %
   Policy acquisition                 7,272     6,160    18 %    13,694    12,353    11 %
   General and administrative         2,816     3,292   (14)%     5,863     6,869   (15)%
                                    -------   -------           -------   -------
   Total Expenses                    23,943    22,103     8 %    46,235    44,361     4 %
                                    -------   -------           -------   -------

Income before income taxes          $ 5,127   $ 3,762    36 %   $ 9,571   $ 6,381    50 %
                                    =======   =======           =======   =======

     Medical stop-loss production increased 10% in the 1995 quarter and 9% in the 1995 six month periods over the 1994 comparable periods, generating the indicated gains in premiums earned and commissions and fees revenues. The changes in medical stop-loss production were primarily due to strong retention of in-force accounts and continuing growth in new business. The increase in profitability of medical stop-loss is due, in part, to the declining rate of increase in the cost of healthcare over the prior year, reduction in general and administrative expenses and improved underwriting selection. The increases in acquisition expenses are primarily related to the additional revenues produced.

                                           Quarter Ended                  Six Months Ended
                                              June 30                         June 30
                                    --------------------------    ------------------------------
                                     1995      1994     %Change     1995       1994      %Change
                                    ---------------------------   ------------------------------
Property and
- ------------
Casualty Underwriting
- ---------------------
(000 omitted)
Revenue:
   Premiums earned                  $ 9,275   $5,417        71 %   $16,398   $  9,947         65%
   Investment income                  1,530      855        79 %     2,937      1,734         69%
                                    -------   ------               -------   --------
   Total revenues                    10,805    6,272        72 %    19,335     11,681         66%
                                    -------   ------               -------   --------

Expenses:
   Losses & loss
     adjustment                       6,604    4,055        63 %    11,421      9,034         26%
   Policy Acquisition                 2,213    1,962        13 %     4,551      3,848         18%
   General and Administrative           714      918       (22)%     1,605      1,612          -
                                    -------   ------               -------   --------
   Total Expenses                     9,531    6,935        37 %    17,577     14,494         21%
                                    -------   ------               -------   --------

Income (loss) before income taxes    $1,274   $( 663)        -     $ 1,758   $( 2,813)         -
                                     ======   ======               =======   ========

     The increases in premiums earned during the 1995 periods as compared to the 1994 periods result from the continued growth of USF RE's property/casualty reinsurance operations due to marketing efforts, increased production from its client base, and an increase in statutory surplus. Also contributing to this increase was growth in surplus lines premium writings as USFIC expanded its operations into additional states. The increases in losses and loss adjustment expenses in 1995 resulted directly from the increase in earned premiums, while the second quarter of 1994 was affected by an abnormal frequency of large claims. For the six months ended June 30, 1994, losses and loss adjustment expenses includes $2.1 million of claims incurred as a result of the Northridge, California earthquake in January 1994. Increases in policy acquisition expenses, which include commissions and a portion of general and administrative expenses, result from the increases in earned premiums, and vary depending on the mix of business written and the total amount of general and administrative expenses.

                                              Quarter Ended               Six Months Ended
                                                 June 30                      June 30
                                        -------------------------   ---------------------------
                                         1995     1994    %Change     1995      1994    %Change
                                        -------------------------   ---------------------------
Holding Company Operations
- --------------------------
(000 omitted)
Revenues:
    Investment income                   $    5   $    -        -     $   18   $    -         -
    Realized gains                          52       48        8 %       232      231        -
                                        ------   ------               ------   ------
    Total revenues                          57       48       19 %       250      231        8 %

Expenses:
   General and administrative              341      291       17 %       493      517       (5)%
   Expenses related to
     unsolicited takeover proposal           -    1,504        -           -    1,504        -
   Restructuring                             -      654        -           -      654        -
   Other                                   547        -        -       1,242        -        -
   Interest                                547        1        -       1,089        3        -
                                        ------   ------               ------   ------
   Total expenses                        1,435    2,450      (41)%    $2,824   $2,678        5 %
                                        ------   ------               ------   ------
Loss before income taxes               $(1,378) $(2,402)     (43)%   $(2,574) $(2,447)       5 %
                                       =======  =======              =======  =======

     The increase in interest expense resulted from a $25,000,000 bank loan obtained by the Registrant in December 1995. Of this amount, $20,000,000 was contributed to the surplus of USF RE and USFIC to support additional growth in both medical stop-loss and property/casualty premiums in 1995 and beyond.

Accounting Policies
- -------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," will be adopted by the Registrant for the year ending December 31,1995. Adoption is not expected to have a material effect on the financial statements of the Registrant.

Inflation
- ---------

     The healthcare marketplace has been subject to the effects of increasing costs for provider services. Such growth in the costs of healthcare tends to generate not only increases in premiums for medical stop-loss coverage, resulting in greater revenues, but also higher claim payments.

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

Liquidity and Financial Resources
- ---------------------------------

     The Registrant utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants. Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under insurance and reinsurance contracts, and operating expenses such as salaries, commissions, taxes and general overhead.

     The Registrant anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1 to 18 months) and long-term (18 months to 3 years) liquidity needs. While the Registrant currently has no immediate plans for significant capital outlays, it is contemplating acquisition opportunities that complement its business operations.

     The Registrant invests primarily in the highest grades of bonds, equities, certificates of deposit and other short-term instruments. At June 30, 1995, 99% of its investment portfolio was rated A or better. All such securities are carried at quoted market values as of the balance sheet date.

     Other than as discussed above, the Registrant is not aware of any known trends, events or uncertainties that have had or are reasonably likely to have a material effect on the Registrant's liquidity, capital resources or operations.

Legislative and Regulatory Developments.
- ---------------------------------------

     Healthcare legislation, which was extensively considered but not adopted by Congress during 1994, has been taken up by the 1995 Congress. As with prior efforts, such legislation concerns government regulation and control of the financing and delivery of healthcare. Among the items being considered are proposals concerning the scope of the preemptive provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Some of these proposals would reinforce the ERISA preemption of state regulation of self-insured plans, while others would permit states the authority to regulate specific aspects of self-insured plans.

     At the present time, some states are seeking to implement their own healthcare legislation. Many of these state initiatives have focused on small group health plans (50 employees or less), which currently account for approximately 14% of the Registrant's medical stop-loss premiums. Other state efforts include attempts to regulate self-insured plans directly or indirectly by regulating companies providing stop-loss coverage. In addition, the National Association of Insurance Commissioners has drafted a "model law" that would seek to indirectly regulate self-insured plans by imposing conditions on medical stop-loss policies issued to self-insured employers that could affect the ability of certain employers to self-insure their health plans. Among such conditions is a requirement that stop-loss policies contain a minimum specific attachment point of $20,000. Presently, self-insured plans with specific attachment points of less than $20,000 account for approximately 18% of the Registrant's medical stop-loss premiums. The draft NAIC Model Law is expected to be submitted for adoption by the NAIC at its September meeting. Thereafter, it must be adopted by legislative action in each state before it can become law in such state.

     The Registrant does not know at this time the extent to which the federal or state legislative or regulatory initiatives discussed above will be adopted, or what impact they would have on the Company's business. Management believes that changes to the healthcare system which ultimately may be adopted will continue to recognize employers' self-insurance of healthcare benefits as a viable and cost effective method of financing healthcare. Accordingly, management believes that its stop-loss products will continue to be an appropriate component to assure the solvency of self-insured plans, and will remain a source of revenues to the Registrant.

                           PART II OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Registrant's 1995 Annual Meeting of Stockholders ("Annual Meeting") was held on May 24, 1995 in Costa Mesa, California. A total of 4,925,840 shares were present at the Annual Meeting in person or by proxy, representing 88.7% of the 5,552,798 shares of the Registrant's $.01 par value common stock issued and outstanding on the record date, March 31, 1995, and eligible to vote.

     (b) (i) The Registrant's stockholders were asked to elect three of the Registrant's nine directors who would serve for a term of three years expiring at the 1998 Annual Meeting of Stockholders. Management nominated David L. Cargile, Charles L. Schultz and Howard S. Singer for the three directorships. All of management's nominees were elected as directors at the Annual Meeting and no individuals were nominated in opposition to management's slate of directors.

         (ii) Set forth below are the results of the voting for the director nominees as reported by the Inspector of Elections for the Registrant's Annual Meeting. There were no broker non-votes.

Name                               For              Withhold
- ---------------------           ---------           --------
David L. Cargile                4,537,217            388,623
Charles L. Schultz              4,533,817            392,023
Howard S. Singer                4,537,317            388,523

         (iii) The names of the directors who are continuing in office are as follows: Jonathan D. DuBois, Bernard H. Ross, Kenneth C. Tyler, John A. Allison, John F. Kooken and L. Steven Medgyesy.

     (c) In addition to the election of directors, the Registrant's stockholders were asked to consider two other matters.

         (i) Stockholders were asked to consider a resolution to amend the Registrant's 1991 Employee Stock Option Plan to increase the number of shares authorized for issuance under the Plan. The affirmative vote of the holders of a majority of the shares of the Registrant's common stock voting on this proposal was required for adoption. The proposal was adopted by the Registrant's stockholders at the Annual Meeting. The results of the vote on this proposal as reported by the Inspector of Elections is set forth below. There were no broker non-votes.

For                         Against                       Abstain
- ---                         -------                       -------
4,198,854                   664,712                       7,739

          (ii) Stockholders were also asked to ratify the selection by the Board of Directors of KPMG Peat Marwick to continue to serve as the Registrant's independent auditors for the fiscal year ending December 31, 1995, unless in the opinion of the Board of Directors, KPMG Peat Marwick is not in a position to continue providing its services to the Registrant or the continuation of the audit relationship is inappropriate.

          The affirmative vote of the holders of a majority of the shares of the Registrant's common stock voting on this proposal was required for its adoption. The proposal was adopted by the Registrant's stockholders at the Annual Meeting. The results of the vote on this proposal as reported by the Inspector of Elections is set forth below. There were no broker non-votes.

For                         Against                       Abstain
- ---                         -------                       -------
4,648,814                   272,486                       4,539


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

             27  Financial Data Schedules

     (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  US FACILITIES CORPORATION



Date:  August 9, 1995             By: /S/ DAVID L. CARGILE
                                      --------------------------
                                      DAVID L. CARGILE
                                      Chairman of the Board, President and Chief
                                      Executive Officer



Date:  August 9, 1995             By: /S/ MARK BURKE
                                      --------------------------
                                      MARK BURKE
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer (Principal Financial
                                      and Accounting Officer)

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

4.6  Second Amendment to Rights Agreement.  Files as Exhibit 10.1 to the
     Registrant's Current Report on Form 8-K dated April 29, 1994, and incorporated herein by this reference.

11   US Facilities Corporation and Subsidiaries Computation of Earnings Per
     Share.

15 Independent Auditors' letter regarding unaudited interim financial information.

27   Financial Data Schedules