Form 10-Q
period 1995-09-30
US FACILITIES CORP
filed 1995-11-09
CIK 798085

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file Number: 0-15196

                           US FACILITIES CORPORATION
                           -------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                            33-0097221
-----------------------------------                 -------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                      Identification Number)

650 Town Center Drive, Suite 1600, Costa Mesa, CA              92626
-----------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip code)

                                 (714) 549-1600
                                 --------------
              (Registrant's telephone number, including area code)

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

YES  X     NO
    ----      ----

Number of shares outstanding of each class of the Registrant's Common Stock as of November 3, 1995:

Common Stock, par value $.01 per share:  5,723,098
Common Stock Purchase Rights:  5,723,098

                                     INDEX


Part I   FINANCIAL INFORMATION

     Item 1.   FINANCIAL INFORMATION
               Consolidated Financial Statements:

               Condensed Balance Sheets as of September 30, 1995 and
               December 31, 1994....................................    3

               Income Statements for the Quarters and Nine Months
               Ended September 30, 1995 and 1994....................    4

               Statements of Stockholders' Equity for the Nine
               Months Ended September 30, 1995 and 1994.............    5

               Condensed Statements of Cash Flows for the Nine
               Months Ended September 30, 1995 and 1994.............    6

               Notes to Consolidated Financial Statements...........    7

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..................    8


Part II  OTHER INFORMATION

     Item 6.   EXHIBITS and REPORTS ON FORM 8-K.....................   14

SIGNATURES..........................................................   16

                         PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         Consolidated Financial Statements:

                           US FACILITIES CORPORATION
                     Condensed Consolidated Balance Sheets
                                 (000 omitted)

                                           SEPTEMBER 30, 1995   DECEMBER 31, 1994
                                           ------------------   -----------------
ASSETS:
Investments, at market (amortized cost
  $148,284 at September 30, 1995,
   $137,072 at December 31, 1994)                    $154,651            $133,075
Cash and invested cash                                  5,107               4,502
Restricted cash and short term
 investments                                           22,672              21,340
Accrued investment income                               2,118               1,844
Receivables:
  Reinsurance losses and reserves                      15,774              14,301
  Premiums                                             14,647               9,434
Prepaid reinsurance premiums                            5,578               3,950
Deferred income taxes                                     976               3,277
Other assets                                            7,944               8,014
                                                     --------            --------
     Total assets                                    $229,467            $199,737
                                                     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Insurance liabilities:
    Amounts due insurance companies                  $ 23,254            $ 20,418
    Losses and loss adjustment expenses                76,011              69,647
    Unearned premiums                                  19,466              14,613
  Note payable                                         25,000              25,000
  Accounts payable and accrued expenses                 4,500               6,980
                                                     --------            --------
     Total liabilities                                148,231             136,658

Stockholders' Equity                                   81,236              63,079
                                                     --------            --------
     Total liabilities and
      stockholders' equity                           $229,467            $199,737
                                                     ========            ========

See accompanying notes to consolidated financial statements

                           US FACILITIES CORPORATION

                         Consolidated Income Statements

                   (000 omitted, except for per share data)
                   ----------------------------------------

                                       Quarter Ended     Nine Months Ended
                                       September 30,       September 30,
                                     -----------------   ------------------
                                      1995      1994       1995      1994
                                     -------   -------   --------   -------
Revenues:
  Premiums earned                    $27,507   $22,419   $ 84,843   $69,637
  Commissions and fees                 6,133     5,573     19,381    17,978
  Net investment income                2,329     1,500      6,904     4,300
  Realized investment gains              361        13        593       244
                                     -------   -------   --------   -------
    Total revenues                    36,330    29,505    111,721    92,159
                                     -------   -------   --------   -------

Operating Expenses:
  Losses and loss adjustment
    expenses incurred                 18,663    15,012     56,762    49,185
  Policy acquisition expenses          8,562     7,561     26,807    23,735
  General and administrative
    expenses                           3,964     4,100     11,925    13,125
  Other                                   --        --      1,242        --
  Interest                               535        --      1,624         3
                                     -------   -------   --------   -------
                                      31,724    26,673     98,360    86,048
Unusual charges:
  Expenses related to
    unsolicited takeover
    proposal                              --        --         --     1,504
  Restructuring expenses                  --        --         --       654
                                     -------   -------   --------   -------
  Total operating expenses            31,724    26,673     98,360    88,206
                                     -------   -------   --------   -------
Income before income taxes             4,606     2,832     13,361     3,953
Income tax expense                     1,129       725      3,113       485
                                     -------   -------   --------   -------
Net Income                           $ 3,477   $ 2,107   $ 10,248   $ 3,468
                                     =======   =======   ========   =======
Net income per common and
  common equivalent share               $.60      $.35      $1.81      $.58
                                     =======   =======   ========   =======
Weighted average number of
  common and common
  equivalent shares outstanding
  during period                        5,824     6,093      5,670     5,995
                                     =======   =======   ========   =======

See accompanying notes to consolidated financial statements

                           US FACILITIES CORPORATION
                Consolidated Statements of Stockholders' Equity
                                 (000 omitted)

                                                        Net
                                                     unrealized
                                                     gain (loss)
                                 Common    Paid in      on            Retained   Treasury
                                 stock     capital   securities       earnings    stock       Total
                                 ------    -------   ----------       --------   ---------   -------
Balance at
December 31, 1993                   $59   $43,156         $   443     $20,306     $  (631)   $63,333
Cumulative effect
of adoption of
SFAS 115 at
January 31, 1994                     --        --           3,838          --          --      3,838
Net income                           --        --              --       1,361          --      1,361
Exercise of stock
options                              --       368              --          --         300        668
Unrealized
investment loss,
net                                  --        --          (4,737)         --          --     (4,737)
                                    ---   -------        --------     -------     -------    -------
Balance at
September 30, 1994                  $59   $43,524        $   (456)    $21,667      $ (331)   $64,463
                                    ===   =======        ========     =======      ======    =======
----------------------------------------------------------------------------------------------------
Balance at
December 31, 1994                   $59   $44,261         $(2,637)    $26,544     $(5,148)   $63,079
Net income                           --        --              --      10,248          --     10,248
Exercise of
stock options                         2       225              --          --       1,680      1,907
Dividends paid                       --        --              --        (837)         --       (837)
Unrealized investment gain,
net                                  --        --           6,839          --          --      6,839
                                    ---   -------         -------     -------     -------    -------
Balance at
September 30, 1995                  $61   $44,486         $ 4,202     $35,955     $(3,468)   $81,236
                                    ===   =======         =======     =======     =======    =======

See accompanying notes to consolidated financial statements.

                           US FACILITIES CORPORATION

                Condensed Consolidated Statements of Cash Flows
                                 (000 omitted)

                                            Nine Months Ended September 30,
                                           ---------------------------------
                                                1995              1994
                                           ---------------   ---------------

Cash provided by operating activities            $  9,965          $  9,371
                                                 --------          --------
Cash flows from investing activities:
  Purchases of fixed maturity investments         (92,260)          (13,076)
  Purchases of equity securities                   (2,401)           (6,351)
  Proceeds from sales of investment
    securities                                     73,216            15,418
  Net sales (purchases) of short-term
   investments                                     11,241            (7,976)
  Purchases of property and equipment                (226)             (174)
                                                 --------          --------
Cash used in investing activities                 (10,430)          (12,159)
                                                 --------          --------
Cash flows from financing activities:
  Dividends paid                                     (837)               --
  Exercise of stock options                         1,907             1,082
                                                 --------          --------
Cash provided by financing activities               1,070             1,082
                                                 --------          --------
Net increase (decrease) in cash and
 invested cash                                        605            (1,706)
Cash and invested cash at beginning of period       4,502             2,851
                                                 --------          --------
Cash and invested cash at end of period          $  5,107          $  1,145
                                                 ========          ========
Supplemental  Disclosure of Cash Flow
 Information:
  Interest paid                                  $  1,583          $    ---
                                                 --------          --------
  Income taxes paid                              $  3,815          $    525
                                                 --------          --------

See accompanying notes to consolidated financial statements.

                           US FACILITIES CORPORATION

                   Notes to Consolidated Financial Statements


1. GENERAL. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's 1994 Annual Report to Stockholders.

2. OTHER. Other expenses include $547,000 incurred, resulting from the closure of the Registrant's US MedCare Review, Inc. operations effective May 31, 1995 and expenses of $695,000 pertaining to the resignation of the Registrant's former Chief Executive Officer in March, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------

     The Registrant's consolidated revenues for the third quarter ended September 30, 1995 increased 23% to $36,330,000 from $29,505,000 in the 1994 quarter, and increased 21% to $ 111,721,000 for the first nine months of 1995 from $92,159,000 for the 1994 period. Consolidated net income for the third quarter of 1995 increased 65% to $ 3,477,000 from $2,107,000 for the third quarter of 1994, and increased 195% to $10,248,000 for the first nine months of 1995 from $3,468,000 in the 1994 nine month period.

     The 1995 results reflect continuing improvements in profitability in each of the Registrant's business segments resulting from growth in revenues due to increased marketing efforts, lower claims cost and the effect of the Registrant's cost control programs which began during 1994. The Registrant incurred expenses of $547,000 resulting from the closure of its US MedCare Review, Inc. operations effective May 31,1995, and expenses of $695,000 pertaining to the resignation of the Registrant's former Chief Executive Officer in March, 1995.

     Net income for the 1994 nine month period was negatively impacted by several events. The Registrant became the target of an unsolicited takeover proposal and involved in a proxy contest with Fidelity National Financial, Inc. The expenses of responding to those issues reduced the Registrant's pretax income by $1,504,000 for the nine months ended September 30, 1994. The Registrant also posted a non-recurring restructuring charge during the second
quarter of 1994 which reduced pretax income by $654,000.   In addition to the
unusual expenses noted above, claims incurred as a result of the Northridge, California earthquake in January 1994 reduced pre-tax income by $2,100,000 for the nine month period ended September 30, 1994.

     Consolidated net investment income increased 55% to $2,329,000 in the 1995 quarter compared to $1,500,000 in the 1994 quarter, and increased 60% to $6,904,000 for the 1995 nine month period from $4,300,000 in the 1994 nine month period, reflecting continuing growth in USF RE's asset base and generally higher rates of income earned on securities acquired between September, 1994 and June, 1995. Additionally, during 1995 the Registrant invested new funds in taxable bonds rather than tax-exempt bonds. However, tax-exempt bonds continue to account for the major portion of the Registrant's investment portfolio.

     Consolidated general and administrative expenses declined 3% to $3,964,000 in the 1995 quarter from $4,100,000 in the 1994 quarter, and decreased 9% to $11,925,000 for the 1995 nine month period from $13,125,000 in the 1994 nine month period, primarily due to cost savings realized from a restructuring involving closings of branch offices, reductions in personnel, and the continuation of expense control measures implemented during the second half of 1994.

     Income tax as a percentage of pre-tax income fluctuates depending on the proportion of tax-exempt investment income to total pre-tax income.

Business Segments
-----------------

     The Registrant conducts business in two segments:

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

     The tables set forth below present pre-tax operating information for each of the Registrant's business segments and for its holding company operations (including realized gains) for the quarters and nine month periods ended September 30, 1995 and 1994. Segment amounts differ from those reported for the third quarter of 1994 due to reclassification of general and administrative expenses between segments to conform to the 1995 presentation.

                                               Quarter Ended                Nine Months Ended
                                                September 30                   September 30
                                          ----------------------------  ---------------------------
                                           1995       1994    % Change    1995     1994    % Change
                                          ------     ------   --------  -------   ------  ---------
Stop-Loss and Employee
----------------------
Benefit Products
----------------
(000 omitted)
Revenues:
   Premiums earned                       $19,524   $17,346     13%       $60,462   $54,617     11%
   Commissions & fees                      6,133     5,573     10%        19,381    17,978      8%
   Investment income                         824       571      4%         2,444     1,637     49%
                                         -------   -------               -------   -------
   Total Revenues                         26,481    23,490     13%        82,287    74,232     11%
                                         -------   -------   ----        -------   -------   ----
Expenses:
   Losses & loss
     adjustment expenses                  13,105    11,699     12%        39,783    36,838      8%
   Policy acquisition expenses             6,388     5,699     12%        20,082    18,026     11%
   General and administrative
     expenses                              2,779     3,189   (13)%         8,642    10,313   (16)%
                                         -------   -------               -------   -------
   Total Expenses                         22,272    20,587     10%        68,507    65,177      5%
                                         -------   -------   ----        -------   -------   ----
Income before income taxes               $ 4,209   $ 2,903     45%       $13,780   $ 9,055     52%
                                         =======   =======   ====        =======   =======   ====

    Medical stop-loss production increased 12% in the 1995 quarter and 10% in the 1995 nine month periods over the 1994 comparable periods, generating the indicated gains in premiums earned and commissions and fees revenues. The changes in medical stop-loss production were primarily due to strong retention of in-force accounts and continuing growth in new business. The increase in profitability of medical stop-loss is due, in part, to the declining rate of increase in the cost of healthcare over the prior year, reduction in general and administrative expenses and improved underwriting selection. The increases in acquisition expenses are primarily related to the additional revenues produced.

                                              Quarter Ended                 Nine Months Ended
                                              September 30                     September 30
                                       ---------------------------  --------------------------------
                                        1995     1994    % Change    1995       1994       % Change
                                       ------   ------   --------   -------   ---------   ----------
Property/Casualty
-----------------
Underwriting
------------
(000 omitted)
Revenues:
   Premiums earned                     $7,983   $5,073        57%   $24,381    $15,020         62%
   Investment income                    1,493      929        60%     4,430      2,663         66%
                                       ------   ------              -------   --------
   Total revenues                       9,476    6,002        58%    28,811     17,683         63%
                                       ------   ------       ---    -------   --------        ---
Expenses:
   Losses & loss
     adjustment expenses                5,558    3,313        68%    16,979     12,347         37%
   Policy Acquisition expenses          2,174    1,862        17%     6,725      5,709         18%
   General and Administrative
     expenses                             852      649        31%     2,457      2,126         15%
                                       ------   ------              -------   --------
   Total Expenses                       8,584    5,824        47%    26,161     20,182         23%
                                       ------   ------       ---    -------   --------        ---
Income (loss) before income taxes      $  892   $  178       401%   $ 2,650   $( 2,499)        --
                                       ======   ======       ===    =======   ========        ===

     The increases in property/casualty premiums earned during the 1995 periods as compared to the 1994 periods result from the continued growth of USF RE's property/casualty reinsurance operations due to marketing efforts, increased production from its client base, and an increase in its policyholders' surplus. Also contributing to this increase was growth in surplus lines premium writings as USFIC expanded its operations into additional states. The increases in losses and loss adjustment expenses in 1995 resulted directly from the increase in earned premiums, while the nine months ended September 30, 1994 includes $2.1 million of claims incurred as a result of the Northridge, California earthquake in January 1994. Increases in policy acquisition expenses, which include commissions and a portion of general and administrative expenses, result from the increases in earned premiums, and vary depending on the mix of business written and the total amount of general and administrative expenses.

                                               Quarter Ended                   Nine Months Ended
                                               September 30                       September 30
                                        -----------------------------  -----------------------------------
                                         1995      1994     % Change     1995         1994       % Change
                                        -------   -------   --------   --------   -----------   ----------
Holding Company Operations
--------------------------
(000 omitted)
Revenues:
    Investment income                    $  12    $    -          -    $    30        $      -          -
    Realized gains                         361        13          -        593             244          -
                                         -----     -----               -------        --------
    Total revenues                         373        13          -        623             244          -
                                         -----     -----    -------    -------        --------    -------

Expenses:
   General and administrative
     expenses                              333       262         27%       826             686         20%
   Expenses related to
     unsolicited takeover proposal           -        --          -          -           1,504          -
   Restructuring expenses                    -        --          -          -             654          -
   Other expenses                            -        --          -      1,242               -          -
   Interest expense                        535        --          -      1,624               3          -
                                         -----     -----               -------        --------
   Total expenses                          868       262        231%     3,692        $  2,847         30%
                                         -----     -----    -------    -------        --------    -------

Loss before income taxes                 $(495)    $(249)      (99)%   $(3,069)        ( 2,603)        18%
                                         =====     =====    =======    =======        ========    =======

     Increases in realized gains for the 1995 quarter and nine month period as compared to the 1994 periods result from changes in the mix of portfolio assets in response to market interest rate changes.

     The increase in interest expense resulted from a $25,000,000 bank loan obtained by the Registrant in December 1995. Of this amount, $20,000,000 was contributed to the surplus of USF RE and USFIC to support additional growth in both medical stop-loss and property/casualty premiums in 1995 and beyond.

Accounting Policies
-------------------

  Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," will be adopted by the Registrant for the year ending December 31,1995. Adoption is not expected to have a material effect on the financial statements of the Registrant.


Inflation
---------

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

Liquidity and Financial Resources
---------------------------------

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

  The Registrant invests primarily in the highest grades of bonds, equities, certificates of deposit and other short-term instruments. At September 30, 1995, 97% of its investment portfolio was rated AA or better. All such securities are carried at quoted market values as of the balance sheet date.

  Other than as discussed above, the Registrant is not aware of any known trends, events or uncertainties that have had or are reasonably likely to have a material effect on the Registrant's liquidity, capital resources or operations.

Legislative and Regulatory Developments.
---------------------------------------

  Federal healthcare legislation, which was extensively considered but not adopted by Congress during 1994, has been taken up by the 1995 Congress. As with prior efforts, such legislation concerns government regulation and control of the financing and delivery of healthcare. Among the items being considered are proposals concerning the scope of the present preemptive provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Some of these proposals would reinforce the ERISA preemption of state regulation of self-insured plans, while others would permit states the authority to regulate specific aspects of self-insured plans.

  For the past several years, various states have been initiating their own healthcare reforms. Many of these actions have focused primarily on the small group health insurance market, generally plans with 50 employees or less. Other state efforts include attempts to regulate self-insured plans directly or indirectly by regulating companies providing stop-loss coverage. The Registrant believes these state initiatives have not had, and are not expected to have, a significant effect on the Registrant's medical stop-loss business.

  In addition, the National Association of Insurance Commissioners ("NAIC") proposed in September 1995, a model act that would regulate medical stop-loss policies. The principal feature of the model act is a recommendation that stop-loss policies contain a minimum specific attachment point of $20,000. In order to be effective, the NAIC model act would have to be adopted by legislative action in each state. The Registrant believes that not all states will adopt the model act, and that of those states that do, some will adopt specific attachment point requirements lower than the $20,000 level recommended by the model act. Furthermore, the Registrant believes that if adopted by a state, the model act will be challenged on the basis that it is preempted by ERISA. Accordingly, at this time the Registrant believes that the proposed model act will not have a significant effect on its medical-stop loss business.

  The Registrant can not predict at this time the extent to which the federal or state legislative or regulatory initiatives discussed above will be adopted, or the extent of the impact they would have on the Company's business. Management believes, however, that changes to the healthcare system which ultimately may be adopted will continue to recognize employers' self-insurance of healthcare benefits as a viable and cost effective method of financing healthcare. Accordingly, management believes that its stop-loss products will continue to be an appropriate component to assure the solvency of self-insured plans, and will remain a source of revenues to the Registrant.

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

            4.7 Third Amendment to Rights Agreement. Filed on October 3, 1995, as Exhibit 4 to the Registrant's Current Report on Form 8-K dated September 28, 1995, and incorporated herein by this reference.

             11 US Facilities Corporation and Subsidiaries Computation of Earnings Per Share.

             15 Independent Auditors' letter regarding unaudited interim financial information.

             27  Financial Data Schedules

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    US FACILITIES CORPORATION



Date:  November 9, 1995          By: /S/DAVID L. CARGILE
                                    --------------------
                                    DAVID L. CARGILE
                                    Chairman of the Board, President and Chief
                                    Executive Officer



Date:  November 9, 1995          By: /S/MARK BURKE
                                    --------------
                                    MARK BURKE
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer (Principal Financial
                                    and Accounting Officer)

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

4.7 Third Amendment to Rights Agreement. Filed on October 3, 1995, as Exhibit 4 to the Registrant's Current Report on Form 8-K dated September 28, 1995, and incorporated herein by this reference.

11   US Facilities Corporation and Subsidiaries Computation of Earnings Per
     Share.

15 Independent Auditors' letter regarding unaudited interim financial information.

27   Financial Data Schedules.