Form 10-K
period 1995-12-31
US FACILITIES CORP
filed 1996-03-28
CIK 798085

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 0-15196

                           US FACILITIES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                            33-0097221
   (STATE OR OTHER                                       (IRS EMPLOYER
   JURISDICTION OF                                     IDENTIFICATION NO.)
   INCORPORATION OR
    ORGANIZATION)

650 TOWN CENTER DRIVE, SUITE 1600, COSTA MESA, CA               92626
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 549-1600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                         COMMON STOCK PURCHASE RIGHTS

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Aggregate Market Value of Voting Stock held by non-affiliates of the Registrant as of March 21, 1996: $95,358,126 (5,261,138 shares at the closing price of $18.125 per share). For this purpose, all shares held by officers and directors of the Registrant are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

  Number of Shares of Common Stock of the Registrant outstanding as of March 21, 1996: 5,833,848

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1995 Annual Report to Stockholders are incorporated by reference into Part II of this Form 10-K. Portions of the Registrant's definitive Proxy Statement to be filed within 120 days after December 31, 1995, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

                              GENERAL INFORMATION

  The Registrant, US Facilities Corporation (the "Company"), is a Delaware holding company formed in 1982 which, through its subsidiaries, operates as a specialty insurance group. The Company's two principal operating units are USBenefits Insurance Services, Inc. ("USBenefits") and USF RE INSURANCE COMPANY ("USF RE"). USBenefits underwrites, manages and markets medical stop-loss coverage nationwide for The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies ("CNA"), an unaffiliated insurance company, in exchange for management fees. Medical stop-loss insurance protects self-insured employers against the risk of exposure to excessive losses by limiting their liability to a predetermined amount. Self-insured plans permit employers to design employee benefit coverages structured to meet their specific needs, allow employers to exercise more control over their health insurance costs, and provide health coverages that might not otherwise be available. USBenefits also markets other employee benefit related products on behalf of several national life insurance companies.

  USF RE is a property/casualty reinsurance company whose primary business is the reinsurance of 50% of the medical stop-loss coverage underwritten by USBenefits for Continental and the reinsurance of property/casualty accounts produced by independent sources. Its subsidiary, USF Insurance Company ("USFIC"), writes excess and surplus lines insurance on a direct basis.

              FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS

  The Company's operations are classified into two business segments: (1) medical stop-loss and employee benefit products (which include the revenues from commissions and fees of the Company, and from reinsurance of 50% of its medical stop-loss business); and (2) property/casualty reinsurance and insurance underwriting. The medical stop-loss and employee benefits segment produced 73%, 80% and 81%, and the property/casualty segment produced 26%, 20% and 18% of the Company's consolidated revenues for 1995, 1994 and 1993, respectively.

  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also "Note 9 of Notes to CONSOLIDATED FINANCIAL STATEMENTS," incorporated herein by reference from the Company's 1995 Annual Report to Stockholders under Items 7 and 8 hereof, respectively.

                MEDICAL STOP-LOSS AND EMPLOYEE BENEFIT PRODUCTS

GENERAL

  Since 1980, USBenefits has had a mutually exclusive agreement to underwrite and manage medical stop-loss coverage for Continental. Such agreement provides that USBenefits is responsible for designing medical stop-loss products, marketing the products, underwriting risks, collecting premiums, administering coverage agreements, investigating and settling claims and making claim payments within specified limits. While USBenefits participates in the setting of rates and underwriting standards, which are the ultimate responsibility of Continental, it does not insure any risks in its role as underwriting manager; all insurance risks are borne by Continental and its reinsurers, including USF RE. See "BUSINESS--MEDICAL STOP-LOSS AND EMPLOYEE BENEFIT PRODUCTS--MEDICAL STOP-LOSS REINSURANCE" herein.

  Under its current management agreement with Continental, USBenefits is paid management fees for its services which are a percentage of premiums collected. The management agreement may be terminated by either party at any December 31 upon 90 days prior notice, and can also be terminated upon the occurrence of certain events. The management agreement provides that during its term and for a period ranging from 12 to 18 months following termination, Continental will not solicit or take away USBenefits' accounts or production sources, and that upon termination USBenefits has the right to the expirations and renewals of the medical stop-loss business. The Company believes that these provisions permit USBenefits to move the medical stop-loss business to another insurance company if its relationship with Continental were to terminate. Alternatively, USBenefits could write medical stop-loss coverage on a direct basis through its affiliate, USF RE, which is currently licensed to issue such coverage in 44 states and the District of Columbia.

  USBenefits also markets various employee benefit insurance products on behalf of several large national life insurance companies. Other than Continental, no one insurance company, third party administrator ("TPA") or insurance producer accounts for 10% or more of USBenefits' revenues.

  In mid-1992 the Company began development of a medical bill review business. During 1995 the Company determined that the medical bill review business was no longer viable and terminated its operations in May. Consolidated pre-tax results for 1995, 1994 and 1993 include losses from this bill review operation of $1,156,000, $1,136,000 and $1,492,000, respectively.

MARKETING

  USBenefits markets and distributes its medical stop-loss products through a network of TPAs, insurance agents, brokers and consultants (collectively "Producers"). Producers have non-exclusive arrangements with USBenefits that enable them to submit requests for stop-loss coverage quotations on behalf of their self-insured clients. Continental may pay a fee or commission to Producers for placing the coverage, the amount of which is based on a percentage of the premium written and is negotiated on a case-by-case basis. Additionally, USBenefits may pay an annual production bonus to Producers based on the amount of new business and rate of retention of accounts during the calendar year. USBenefits markets its products to a variety of employers, which includes both large and small employee groups.


PRODUCTS

  Medical Stop-Loss. USBenefits offers two types of medical stop-loss products: specific excess and aggregate excess. Employers can elect to purchase specific excess coverage only, or a combination of specific and aggregate coverage. USBenefits does not offer aggregate coverage separately. Generally, self-insured employers purchase a combination of specific and aggregate medical stop-loss coverage in order to minimize their exposure.

  Medical stop-loss coverage is written on a basic form which can be customized to meet the employer's individual needs and ability to retain risk. Medical stop-loss coverage indemnifies only the employer for its obligations under its self-insured plan of medical benefits; no plan participant or beneficiary is covered by the Continental medical stop-loss policy.

  Provider Capitation. In 1994 USBenefits commenced the marketing, underwriting and managing of a provider capitation product on behalf of Continental. This product limits the exposure which providers of medical services incur when they enter into capitated fee arrangements; it protects these providers from excessive losses that can arise when expenses exceed a predetermined level. Continental pays USBenefits management fees for its services, which are a percentage of premiums collected.

UNDERWRITING MANAGEMENT

  Under its agreement with Continental, USBenefits, with the assistance of USF RE, provides the services necessary to underwrite and service the medical stop-loss business, including, but not limited to: (i) selecting TPAs and Producers; (ii) accepting medical stop-loss risks and issuing coverage agreements on behalf of Continental within mutually agreed upon underwriting and pricing guidelines; and (iii) processing employers' claims for reimbursement under medical stop-loss agreements on behalf of Continental.

MEDICAL STOP-LOSS REINSURANCE

  USF RE reinsures a portion of the medical stop-loss business and the provider capitation business underwritten by USBenefits. Under the reinsurance agreement with Continental, USF RE is responsible for 50% of Continental's liability under such contracts issued through USBenefits. Continental's liability under medical stop-loss contracts varies per account, but in no event can exceed $2,000,000 lifetime per individual self-insured plan participant or $2,000,000 in the aggregate per agreement year for each self-insured employer account. Continental's liability under provider capitation contracts generally is limited to a maximum of $1,000,000 per individual participant and up to a maximum of $5,000,000 for all participants. In addition, USF RE is responsible for a proportionate share of loss adjustment expenses and any liability incurred by Continental for extra-contractual or punitive damages.

  The amount of premium ceded by Continental to USF RE under the reinsurance agreement is equal to a proportionate share of the original gross premiums written by Continental, less a ceding commission paid by USF RE to Continental which covers Continental's costs of acquiring and servicing such business.

                        PROPERTY/CASUALTY UNDERWRITING

GENERAL

  USF RE underwrites property/casualty reinsurance which it secures from numerous reinsurance intermediaries and directly from unaffiliated insurance companies. USF RE is licensed to write various lines of insurance in 46 states and the District of Columbia. USF RE and USFIC share a pooled A- (Excellent) rating from A.M. Best Company ("A.M. Best"), which reflects A.M. Best's evaluation that these companies have exhibited "excellent overall performance" and have "a strong ability to meet obligations to their policyholders over a long period of time." During the third quarter of 1995, USF RE ceased writing plate glass insurance, which accounted for 3%, 5% and 5%, of USF RE's premium earned in 1995, 1994 and 1993, respectively.

PROPERTY/CASUALTY REINSURANCE

  Gross reinsurance premiums written by the Company's property/casualty segment were $50,915,000 in 1995, an increase of 42% as compared to 1994 premiums written of $35,760,000, which was an increase of 38% over $25,952,000 in premiums written during 1993. The ceding companies of one client organization accounted for a total for 27%, 17% and 13% of gross premiums written in the property/casualty segment in 1995, 1994 and 1993, respectively.

  General. USF RE offers a variety of reinsurance coverages in selected property/casualty lines. In general, reinsurance coverage is provided on the basis of the underwriter's evaluation of the acceptability of the risk to be assumed, the adequacy of the premium, the potential exposure of the line of business to be underwritten, the quality of the primary insurers' operations and the ceding commission. USF RE's property/casualty premiums are generated from writing facultative and treaty reinsurance. Facultative is the reinsurance of one account at a time, while reinsurance treaties cover a portion of all policies written by another insurer in a particular risk category.

  Product Lines. USF RE concentrates its casualty writings on three principal lines: general liability, commercial automobile liability and products liability. USF RE provides casualty reinsurance for primary as well as excess policies, with the majority of its writings in low excess layers. USF RE provides a broad range of reinsurance coverages for most types of property exposures, subject to adequate underwriting information and proper rates and forms. All Risk and Difference in Conditions coverages represent the majority of property premiums written; other coverages include fire and extended coverage, as well as allied lines and inland marine.

  Retrocessions. USF RE has entered into retrocession (reinsurance) agreements which mitigate USF RE's exposure to losses and therefore allow it to increase the limits it can offer on each property/casualty account. Under its current catastrophe retrocession arrangements, USF RE purchases approximately 95% of $24,500,000 of catastrophic protection in excess of a retention of $3,500,000 covering property facultative and surplus lines losses. Within this cover, USF RE has $6,500,000 of catastrophic protection in excess of the same retention of $3,500,000 covering property treaty losses. Management believes this coverage is adequate to protect the Company from excessive catastrophic losses.

  USF RE evaluates the financial condition of potential retrocessionaires to determine whether to cede retrocessional coverage to such companies. USF RE's retrocession agreements are placed with unaffiliated companies which management believes to be financially secure and experienced in this type of business. Reinsurance recoverables are monitored continually, and any retrocessionaire not qualified in USF RE's state of domicile, Massachusetts, is requested to post security in the amount of its estimated liability to USF RE.

  Surplus Lines. USFIC, a Pennsylvania domiciled insurance company, is eligible to offer surplus lines coverages in 29 states and the District of Columbia and is also licensed as an admitted insurer in New York and Florida. Since acquiring USFIC, USF RE has increased USFIC's policyholders' surplus to over $15,000,000 at December 31, 1995. USFIC's business consists primarily of writing commercial property/casualty coverages on a surplus lines basis. USFIC's operations contributed 13%, 8% and 4% of the property/casualty underwriting segment's premiums earned in 1995, 1994 and 1993, respectively.

                        STATUTORY FINANCIAL INFORMATION

COMBINED RATIO

  The combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. It reflects the percentage of losses and loss adjustment expenses incurred to earned premiums (the "loss ratio") plus the percentage of production and servicing expenses to net written premiums (the "underwriting expense ratio"). The table below sets forth USF RE's consolidated loss ratio, underwriting expense ratio and combined ratio determined in accordance with statutory accounting practices ("SAP") for the years indicated. Management believes that USF RE's combined ratio is generally better than the combined ratio for the reinsurance industry as a whole and is well within the requirements of regulatory agencies.

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1995     1994     1993
                                                       ------- -------- --------
Loss ratio............................................    67.6     69.1     69.5
Underwriting expense ratio............................    32.1     34.7     36.0
                                                       ------- -------- --------
Combined ratio........................................    99.7    103.8    105.5
                                                       ======= ======== ========

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

  Insurance and reinsurance companies are required to maintain reserves for losses and loss adjustment expenses ("LAE") which are intended to cover the ultimate cost of settling all losses incurred and unpaid, including an estimate of those not yet reported to the insurer, in order to properly match the expected losses incurred to the related earned premium.

  Reserves for medical stop-loss reinsurance are established on the basis of the most widely used techniques for determining loss reserves for this line of business, such as trended cost per covered person and loss payment pattern analysis. Property/casualty loss reserves are determined by customary industry methods of evaluating reported claims on the basis of the type of loss involved, knowledge of the circumstances surrounding the claim, policy provisions relating to the type of loss, and by estimating the cost of unreported claims on the basis of statistical information for occurrences which have not yet been reported to the carrier.

  Reserves are adjusted from time to time based on monitoring by the insurer. USF RE conducts, on a quarterly basis, an in-depth analysis of its incurred but not reported losses and bulk reserves relative to recent experience and trends, and adjusts such reserves upward or downward as necessary to maintain the reserves at a level which USF RE deems to be sufficient to provide for all claims incurred through the reporting date. Such reserves are regularly reviewed by USF RE's independent actuary and auditors.

  Loss reserve estimates are not precise because they are based on predictions of future events, as well as other variable factors, including changes in the legal system which can affect the results of litigated claims. Reserves for losses and LAE are estimates only. It is possible that an insurer's ultimate liability may be greater or less than such estimates. At USF RE, no explicit provisions are made for inflation, but inflationary trends are considered when setting reserves. USF RE does not discount its reserves to their present value. USF RE has no known pre-1986 environmental or asbestos exposures.

  The loss settlement period for certain types of insurance claims, such as casualty reinsurance, may be many years, and during such time it often becomes necessary to adjust the estimate of liability on a claim either upward or downward. In the last few years various factors (including escalation of repair costs, the size and unpredictability of jury awards and inflation) have necessitated periodic upward adjustments in reserves by most property/casualty insurers, including USF RE. In addition, USF RE's relatively recent entry into the assumed casualty reinsurance business in 1987 contributes to the level of uncertainty associated with USF RE's estimates for loss and LAE reserves. Due to USF RE's size, should any future adjustments of its reserves become necessary, such adjustments could have a proportionately greater impact upon its reported earnings and surplus than they would have upon the earnings and surplus of a much larger insurance company.

  LAE reserves are intended to cover the ultimate cost of investigating and settling all losses. LAE reserves are estimated throughout each year based on historical data and factors similar to those used in estimating loss reserves, and are adjusted from time to time as management deems appropriate.

  In 1987, USF RE established a liability for uncollectible reinsurance related to adverse development in its discontinued general liability and special multiple peril ("GL/SMP") liability lines of business to recognize that certain amounts would not be recoverable from a former reinsurer. Under generally accepted accounting principles ("GAAP"), that provision was recorded as additional loss and LAE reserves, and has been adjusted periodically as claims develop. USF RE has not experienced any other material unrecoverable reinsurance.

  In 1992 the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which changes certain GAAP accounting presentation by insurance enterprises for reinsurance transactions. Under SFAS No. 113, insurance receivables, such as ceded loss and LAE reserves, are required to be reported as assets rather than reductions of gross liabilities.

  The following table reconciles USF RE's consolidated reserve for losses and LAE from SAP to amounts based on GAAP:

                                                             DECEMBER 31,
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
Statutory loss and LAE reserves........................ $62,420 $56,304 $51,358
Reserves ceded to reinsurers...........................  16,426  13,292   7,184
Provision for uncollectible reinsurance................      48      51     228
                                                        ------- ------- -------
GAAP loss and LAE reserves............................. $78,894 $69,647 $58,770
                                                        ======= ======= =======

  Except for the foregoing, there is no difference in USF RE's reserves for losses and LAE whether determined in accordance with GAAP or SAP.

  The table set forth below provides a reconciliation of beginning and ending consolidated statutory liability balances as of December 31, 1995, 1994 and 1993. Management will continue to evaluate and monitor reserves on all of its businesses, and management believes that USF RE's consolidated reserves at December 31, 1995 are adequate to cover the ultimate cost of settlement of all losses incurred through that date.

                                 DECEMBER 31,
                            -------------------------
                             1995     1994     1993
                            -------  -------  -------
                            (DOLLARS IN THOUSANDS)
Reserves for losses and
 LAE at beginning of
 period...................  $56,304  $51,358  $45,483
Incurred losses and LAE:
 Provision for losses and
  LAE for claims occurring
  in the current year.....   74,935   61,941   56,081
 Increase in estimated
  losses and
  LAE for claims occurring
  in prior years..........    2,808    2,425    1,636
Payments:
 Losses and LAE payments
  for claims occurring
  during:
  The current year........  (39,511) (33,345) (29,652)
  Prior years.............  (32,116) (26,075) (22,190)
                            -------  -------  -------
Reserve for losses and LAE
 at end of period.........  $62,420  $56,304  $51,358
                            =======  =======  =======

  The table on the following page presents the development of USF RE's consolidated statutory balance sheet liability for losses and LAE for 1983 through 1995. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at December 31 for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

  The upper portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years. The material increase in loss reserves beginning in 1986 is primarily attributable to USF RE's commencement of and, thereafter, significant growth in its reinsurance business. The cumulative redundancy or deficiency represents the total change in reserves from the original balance sheet date to December 31, 1995, and is a measure of the accuracy of the original estimate. The significant deficiencies shown for years 1983 through 1987 are related to the aforementioned discontinued GL/SMP lines of business. Such increases related to losses incurred in 1983 through 1984, and therefore affect reserve amounts in all years from 1983 through 1995.

  The lower portion of the table on the following page shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year, and a reconciliation of the gross and net amounts for the latest two years.

                             1983     1984     1985     1986     1987     1988      1989     1990     1991
                            ------   ------   ------   ------   ------   -------   -------  -------  -------
                                                                  (DOLLARS IN THOUSANDS)
Net Liability
 for Losses/LAE--End
 of Year........            $3,010   $3,032   $2,684   $6,462   $8,623   $17,660   $28,697  $35,975  $36,481
Net Liability
 re-estimated as of:
  1 year later.........      3,501    3,748    3,747    8,736   11,143    17,003    29,715   33,871   37,528
  2 years later.........     4,170    4,721    5,504   10,233   11,622    17,752    29,619   32,720   36,381
  3 years later.........     5,043    6,467    7,085   10,788   12,370    18,290    29,694   31,654   36,037
  4 years later.........     6,366    8,031    7,643   11,299   12,717    18,294    28,581   30,222   34,529
  5 years later.........     7,174    8,532    8,112   11,702   12,154    18,063    27,392   29,610
  6 years later.........     7,537    8,990    8,472   11,091   12,288    17,994    26,815
  7 years later.........     7,873    9,291    7,861   11,205   12,326    17,707
  8 years later.........     8,284    8,687    7,975   11,244   12,304
  9 years later.........     7,772    8,803    8,014   11,222
 10 years later.........     7,861    8,842    7,992
 11 years later.........     7,900    8,820
 12 years later.........     7,878
Net Cumulative
 redundancy/(deficiency)..  (4,868)  (5,788)  (5,308)  (4,760)  (3,681)      (47)    1,882    6,365    1,952
Cumulative %....              (162)%   (191)%   (198)%    (74)%    (43)%      (0)%       7%      18%       5%
Paid (cumulative) as of:
  1 year later.........        946    1,244    1,354    5,616    6,988     9,373    14,255   13,918   14,516
  2 years later.........     1,989    2,389    2,573    6,734    8,424    11,676    18,265   17,497   17,832
  3 years later.........     3,088    3,578    3,586    7,881    9,638    14,959    21,095   19,946   20,164
  4 years later.........     4,145    4,562    4,736    8,766   11,472    15,693    21,833   21,276   24,004
  5 years later.........     5,013    5,660    5,578   10,509   11,741    15,927    22,653   22,868
  6 years later.........     5,968    6,474    7,279   10,732   11,920    16,606    23,480
  7 years later.........     6,658    8,105    7,502   10,899   12,028    16,122
  8 years later.........     7,232    8,328    7,669   10,998   12,042
  9 years later.........     7,417    8,495    7,768   11,012
 10 years later.........     7,561    8,594    7,782
 11 years later.........     7,660    8,608
 12 years later.........     7,674

                           1992      1993      1994      1995
                          ------   -------   -------   -------

Net Liability
 for Losses/LAE--End
 of Year........          $45,483   $51,358   $56,304   $62,420
Net Liability
 re-estimated as of:
  1 year later.........    47,119    53,783    59,112
  2 years later.........   47,482    52,625
  3 years later.........   46,786
  4 years later.........
  5 years later.........
  6 years later.........
  7 years later.........
  8 years later.........
  9 years later.........
 10 years later.........
 11 years later.........
 12 years later.........
Net Cumulative
 redundancy/(deficiency).. (303)   (1,268)   (2,808)
Cumulative %....             (1)%      (2)%      (5)%
Paid (cumulative) as of:
  1 year later.........    22,190    26,075    32,116
  2 years later.........   26,374    33,952
  3 years later.........   31,747
  4 years later.........
  5 years later.........
  6 years later.........
  7 years later.........
  8 years later.........
  9 years later.........
 10 years later.........
 11 years later.........
 12 years later.........

Gross Liability--End of Year..................... 51,803  58,542  69,597  78,846
Reinsurance Recoverable..........................  6,320   7,184  13,293  16,426
Net Liability--End of Year....................... 45,483  51,358  56,304  62,420
Gross Re-Estimated Liability--Latest............. 52,987  61,095  74,107
Re-Estimated Recoverable--Latest.................  5,868   7,312  14,995
Net Re-Estimated Liability--Latest............... 47,119  53,783  59,112
Gross Cumulative Deficiency...................... (1,184) (2,553) (4,510)

INVESTMENTS

  Investment income is an important source of revenue for the Company. The return on its investment portfolio has a significant bearing on the Company's results of operations. Funds of the Company's insurance company subsidiaries available for investment arise from their capital and surplus, as well as from the difference in timing between the receipt of premiums and the payment of claims. Investment income is also generated from investments in short-term securities of the premiums received and held in trust by USBenefits pending payment to Continental and other insurance carriers and from investment of commissions and fees received by USBenefits. In the fourth quarters of 1994 and 1995, the Company contributed $20,000,000 and $10,500,000, respectively, to USF RE, bringing its policyholders' surplus to over $100,000,000 at December 31, 1995.

  The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective as of January 1, 1994. This pronouncement deals with the manner in which fixed maturity securities are valued in financial statements. For further information, see "Note 1 of Notes to CONSOLIDATED FINANCIAL STATEMENTS," incorporated by reference from the Company's Annual Report to Stockholders under Item 8 herein.

  The Company's investment policy is determined in accordance with guidelines established by the Investment Committee of the Company's Board of Directors, subject to state regulatory restrictions on the nature and extent of investments of insurance companies. Generally speaking, the Company's policy is to acquire investment grade bonds with maturities timed to meet the liquidity needs of the business, a limited amount of high-grade equity securities, certificates of deposit and short-term securities. This policy is substantially more restrictive than applicable insurance laws or regulations, because such laws and regulations permit some investment in high-yield bonds, stocks, real estate, and other vehicles which may have substantially more volatility and risk than USF RE's investments. At year-end 1995, approximately 99% of the fixed income portfolio was invested in securities rated A or better, with maturity dates ranging from 1-30 years. Short-term investments are comprised of bank certificates of deposit, tax-exempt auction rate preferred stocks which are redeemable at par value every 7-270 days, and tax-exempt money market funds. For further information, see "Note 2 of Notes to CONSOLIDATED FINANCIAL STATEMENTS," incorporated by reference from the Company's Annual Report to Stockholders under Item 8 herein.

                                  COMPETITION

  The insurance and reinsurance industries are highly competitive and consist of a large number of companies, many of which have financial resources, employees, facilities and experience substantially in excess of those of the Company.

MEDICAL STOP-LOSS

  The medical stop-loss business is highly competitive and involves a diversified field of participants from small, start-up operations to large, well-established organizations such as USBenefits. In recent years there has been significant growth in the number of medical stop-loss providers. Currently the Company believes that there are over 200 providers of medical stop-loss coverage, as compared to approximately 120 providers in 1990. Based on its over-15 years of experience in the medical stop-loss business, the Company believes that it is the largest single issuer of medical stop-loss coverage in the United States. However, other large and established companies offer medical stop-loss products and services similar to those offered by USBenefits, and have large, well-established sales forces and ample resources at their disposal.

  USBenefits currently relies primarily on its long-standing relationships with independent TPAs as a source of business, as well as newer relationships with insurance agents, brokers and consultants. USBenefits must compete for its business by offering competitively priced products, providing high quality, timely services and paying commissions which are competitive. USBenefits believes that the financial strength of Continental and its A- (Excellent) rating from A.M. Best are positive factors in USBenefits' competitive position.

PROPERTY/CASUALTY REINSURANCE

  Competition in the reinsurance business is based on many factors, including a reinsurer's perceived overall financial strength, premiums charged, A.M. Best rating, services offered, claims handling, experience in the lines of business written and the number of jurisdictions in which a reinsurer is authorized to do business.

  The reinsurance market has two basic segments: reinsurers that primarily obtain their business directly from ceding insurance companies, and those that primarily obtain business through reinsurance intermediaries. USF RE obtains the majority of its property/casualty business through reinsurance intermediaries. USF RE's competition in this field includes numerous major international and domestic insurance and reinsurance companies and underwriting syndicates. Management believes that while USF RE's competitive position may have historically been negatively affected by its relatively small surplus and the lack of an A.M. Best rating, as a result of the increase of its surplus to over $100,000,000 and the A- (Excellent) rating from A.M. Best, USF RE's competitive position has been improved.

  The reinsurance marketplace has been and continues to be highly competitive. Due to losses caused by various natural disasters during the latter half of 1992 and continuing through 1995, both demand and rates for some segments of property reinsurance increased. This has caused a certain amount of relaxation in the competitive environment in this line of business. However, the overall reinsurance marketplace for property/casualty coverage continues to be highly competitive.

SURPLUS LINES

  The surplus lines insurance business has many participants, including small companies such as USFIC and large, well-established organizations which create a highly competitive environment. Competition in the surplus lines area involves the same factors and considerations as with any insurance operation: the financial strength of the carrier, the premiums charged, the A.M. Best rating, the services offered, the timeliness of claims handling, experience in the lines of business written, relationships with brokers and the number of jurisdictions in which the carrier is authorized to do business. Based both upon an evaluation of such factors and because of USFIC's focus on specialized areas of the business, such as smaller commercial property and casualty accounts and other multiple-account programs in certain states, management believes that USFIC will be able to continue to grow in this field.

                                  REGULATION

GENERAL

  Insurance and reinsurance companies are subject to primary regulation and supervision by the insurance departments of their states of domicile, as well as by agencies of other states where they are licensed or authorized to transact business. Such regulation and supervision is designed primarily to protect policyholders, not stockholders. Although the extent of such regulation varies from state to state, in general the insurance laws of states provide such supervisory agencies with broad administrative powers. These powers include the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms and rates, the determination of reserve requirements, the monitoring of financial stability, the form and content of required financial statements, and the type and character of investments. Further, the National Association of Insurance Commissioners ("NAIC") has proposed a variety of model laws and regulations affecting insurance companies generally, including laws and regulations relating to solvency standards for all insurance companies. Certain of these model laws and regulations have been adopted by various states and others are being considered for adoption.

  USF RE and USFIC are required to file detailed annual financial and other reports with the appropriate insurance regulatory agency in each state in which they are admitted or authorized to do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of Massachusetts and Pennsylvania and other states require periodic examination of USF RE and USFIC. USF RE was examined by the Division of Insurance of the Commonwealth of Massachusetts during 1993 for the four-year period ended December 31, 1992. USFIC was examined by the Insurance Department of the Commonwealth of Pennsylvania during 1993 for the three-year period ended December 31, 1992. The final reports of these examinations did not indicate any concerns of a material nature or which were significant to USF RE's or USFIC's surplus as regards policyholders.

PROPERTY/CASUALTY

  Historically the property/casualty reinsurance business has not been subject to extensive regulation. However, reinsurance is now under closer scrutiny by state agencies, as evidenced by the recent promulgation by the NAIC of several model laws and regulations. Additionally, legislative initiatives are being considered at the federal level to regulate the solvency of insurance and reinsurance companies. Management expects this trend toward greater regulation of the insurance and reinsurance industries to continue. At this time management cannot anticipate what impact, if any, such regulation would have on the Company's operations.

  USFIC is required by state laws governing surplus lines to be eligible to write business as a surplus lines insurer in each state in which its products are sold. Eligibility is based on a number of considerations, including size, financial condition, experience in the insurer's state of domicile, expertise of management and plan of operations. The writing of surplus lines is constrained by laws that require that the business can be written in a state only if coverage for the risk is not available from an insurer admitted in such state. Furthermore, the business can only be written through a licensed excess and surplus lines broker.

MEDICAL STOP-LOSS

  Historically medical stop-loss coverage had not been subject to the high degree of regulation characteristic of the fully-insured group health business. State regulation of self-insured plans is preempted by the Employee Retirement Income Security Act of 1974 ("ERISA"). However, as medical stop-loss has grown in importance, states have attempted to circumvent ERISA's preemption by seeking to assert their regulatory authority over insurance companies writing medical stop-loss coverages and related service providers, such as USBenefits. States have now taken legislative or regulatory action to regulate policy and rate filings for this line of business. The Company and Continental have filed policies and rates as required by the applicable state laws.

  The NAIC has adopted a model Managing General Agents Law, the substance of which has been enacted in 49 states and the District of Columbia. This model law requires the licensing of managing general agents that perform certain functions on behalf of insurance companies, such as underwriting, together with claims settlement and payment. It also imposes certain requirements with respect to the content of agreements between insurance companies and managing general agents. USBenefits is licensed or registered as a managing general agent or third party administrator in various states where such licensing or registration is required. It is also licensed directly, or through one or more of its employees, in 42 states as a property/casualty insurance agent and in 47 states as an accident and health insurance agent.

STATE INSURANCE HOLDING COMPANY LAWS

  The Company, its stockholders, and its insurance company subsidiaries are subject to the Insurance Holding Company Acts of the Commonwealth of Massachusetts where USF RE is domiciled, the State of California where USF RE is deemed to be "commercially domiciled" and the Commonwealth of Pennsylvania where USFIC is domiciled. Generally, these Insurance Holding Company Acts prohibit any person from acquiring "control" of a domestic insurer, or of a company controlling a domestic insurer, without prior approval of the insurance commissioner of such insurer's state of domicile. Control is presumed to exist through ownership or the right to acquire 10% or more of the stock of the insurer; but this presumption may be rebutted. These Insurance Holding Company Acts require holding companies and their insurance subsidiaries to register and file on a regular basis reports which include information concerning their capital structure, ownership and financial condition. Certain transactions between members of the holding company group are subject to fairness and reasonableness standards, and notice of such transactions must be given to the Commissioners of Insurance of Massachusetts and Pennsylvania 30 days prior to entering into such transactions, during which time the Commissioners of these states may indicate their disapproval. Further, the California Holding Company Act requires approval of material transactions of an extraordinary type.

  The amount of dividends which USF RE is permitted to pay the Company is limited by the insurance laws of Massachusetts and California. USF RE must give notice to the Massachusetts and California Insurance Commissioners of all dividends and other distributions to stockholders within five business days after they are declared, and may not pay such dividends until ten business days after receipt by both Commissioners of the required notices. Following such dividends or distributions, USF RE's surplus to policyholders must be reasonable in relation to its outstanding liabilities and adequate to its financial needs. In addition, USF RE may not pay any "extraordinary" dividend or distribution until 30 days after the Massachusetts and California Insurance Commissioners have received notice of such dividend or distribution, and until both Commissioners have either (i) not disapproved such payment within such 30-day period, or (ii) approved such payment within such 30-day period. For 1996, the amount which may be paid in dividends by USF RE without prior regulatory approval is $10,057,000. The amount of dividends which USFIC may pay to USF RE is subject to similar restrictions under the laws of Pennsylvania. Since being acquired by the Company, neither USF RE nor USFIC has paid any dividends.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

  Federal healthcare legislation, which was extensively considered but not adopted by Congress during 1994, was again taken up by the Congress during 1995. As with prior efforts, such legislation concerns government regulation and control of the financing and delivery of healthcare. Among the items being considered are proposals concerning the scope of the present preemptive provisions of ERISA. Some of these proposals would reinforce the ERISA preemption of state regulation of self-insured plans, while others would permit states the authority to regulate specific aspects of self-insured plans.

  Over the past several years various states have been initiating their own healthcare reforms. With respect to the self-insured market, many of these actions have focused primarily on the small group health insurance market, generally plans with 50 employees or less. Other state efforts include attempts to regulate self-insured plans indirectly by regulating companies providing stop-loss coverage. Such efforts include prescribing policy terms and establishing minimum attachment points; i.e., the amount of risk an employer retains for itself. The Company believes these state initiatives have not had, and are not expected to have, a significant effect on its medical stop-loss business.

  In addition, the NAIC proposed in September 1995 a model act that would regulate medical stop-loss policies. The principal feature of the model act is a recommendation that stop-loss policies contain a minimum specific attachment point of $20,000. In order to be effective in any state, the NAIC model act would have to be adopted by legislative action in such state. To management's knowledge, no state has adopted the model act as of year end 1995. Management does not believes that all states will adopt the model act, and that of those states that may, some will adopt specific attachment point requirements lower than the $20,000 level recommended by the model act. Furthermore, based upon recent court decisions, the Company believes that if adopted by a state, the model act will continue to be challenged on the basis that it is preempted by ERISA. Accordingly, at this time the Company believes that the proposed model act will not have a significant effect on its medical stop-loss business.

  The Company cannot predict at this time the extent to which the federal or state legislative or regulatory initiatives discussed above will be adopted, or the extent of the impact they would have on the Company's business. Management believes, however, that changes to the healthcare system which ultimately may be adopted will continue to recognize employers' self-insurance of healthcare benefits as a viable and cost effective method of financing healthcare. Accordingly, management believes that there will be a continuing need for medical stop-loss products and that such products will remain a source of revenues to the Company.

  Some of the statements included within this Item 1. and in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Consolidated Financial Statements and related Notes may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are the following: catastrophe losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting an employer's ability to self-insure; the availability of adequate retrocessional insurance coverage at appropriate prices; stock and bond market volatility; the effects of competitive market pressures within the stop-loss or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission.

                                   EMPLOYEES

  As of March 21, 1996, the Company had 148 full-time employees. No employees are represented by labor unions, and management considers its employee relations to be excellent.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are:

          NAME           AGE                              POSITION
          ----           ---                              --------
David L. Cargile........  50 Chairman, President and Chief Executive Officer
Howard S. Singer........  50 Executive Vice President--Corporate Finance and Investor Relations
John T. Grush...........  47 Senior Vice President
Mark Burke..............  51 Senior Vice President, Chief Financial Officer and Treasurer
Jose A. Velasco.........  41 Senior Vice President, Secretary and General Counsel
Craig J. Kelbel.........  42 Senior Vice President

  All executive officers except Messrs. Cargile and Singer have been employed by the Company for more than five years. There are no family relationships among any of the executive officers of the Company. There have been no events under bankruptcy or insolvency laws, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

  The following information is provided for Messrs. Cargile and Singer:

  Mr. Cargile joined the Company in December 1991 as a Senior Vice President, was appointed President and Chief Operating Officer in August 1994, Chief Executive Officer in March 1995 and Chairman of the Board in April 1995. Prior to joining the Company he was employed by Reinsurance Facilities Corporation for seventeen years and had served since 1984 as its President and Chief Executive Officer. Mr. Cargile was employed by International Facultative Company prior to commencing his employment with Reinsurance Facilities Corporation and has served on the Board of Directors of a number of companies engaged in the reinsurance business.

  Mr. Singer has served as a director of the Company since its founding and also serves as a director of a number of the Company's subsidiaries. Commencing in the early 1970s Mr. Singer had been a securities broker-dealer in Chicago, Illinois, including acting as the President of his own company. From 1983 to November 30, 1991 he served in the capacity of financial consultant to the Company. On December 1, 1991, Mr. Singer was employed by the Company in the position of Executive Vice President.

ITEM 2. PROPERTIES

  The principal executive offices of the Company and its subsidiaries are located in 40,281 square feet of leased office space at 650 Town Center Drive, Costa Mesa, California. The lease on this facility was extended as of October 1, 1995 through March 31, 2007, with a five-year option to extend. Additional offices are maintained in leased premises in Chicago, Illinois; Philadelphia, Pennsylvania; Atlanta, Georgia; Tulsa, Oklahoma; and Phoenix, Arizona.

ITEM 3. LEGAL PROCEEDINGS

  From time to time the Company is a party to legal proceedings incidental to its business, none of which individually or in the aggregate is considered by the Company to be material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the stockholders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
    RELATED STOCKHOLDER MATTERS

  During fiscal year 1995 the Company paid four quarterly cash dividends of $.05 per share. No cash dividends were paid during fiscal year 1994. In addition, material appearing under the captions "STOCKHOLDER INFORMATION" and "STOCK PRICE INFORMATION" in the 1995 Annual Report to Stockholders of US Facilities Corporation (the "Annual Report") is hereby incorporated by this reference.

ITEM 6. SELECTED FINANCIAL DATA

  Material appearing under the caption "SELECTED FINANCIAL DATA" in the Company's Annual Report is hereby incorporated by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

  Material appearing under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Company's Annual Report is hereby incorporated by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Material appearing under the captions "REPORT ON CONSOLIDATED FINANCIAL STATEMENTS," and "INDEPENDENT AUDITORS' REPORT" and contained in the Company's CONSOLIDATED FINANCIAL STATEMENTS and Notes thereto in the Company's Annual Report are hereby incorporated by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS
    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors and executive officers of the Registrant as required by Items 401 and 405 of Regulation S-K is set forth in Part I of this report under the caption "EXECUTIVE OFFICERS OF THE COMPANY" and under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders scheduled to be held on May 22, 1996, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1995 (the "Proxy Statement"), and is hereby incorporated by this reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS" in the Company's Proxy Statement, and is hereby incorporated by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
     OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is set forth under the captions "SECURITY OWNERSHIP OF MANAGEMENT" and "SECURITY OWNERSHIP OF CERTAIN OTHER STOCKHOLDERS" in the Company's Proxy Statement, and is hereby incorporated by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K is set forth in the Company's Proxy Statement under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "RELATED TRANSACTIONS," and is hereby incorporated by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form 10-K:

    (i) The following is a list of financial statements, together with reports thereon, filed as part of this Form 10-K, all of which have been incorporated herein by reference to the material in the Company's Annual Report as described under Item 8 of this Form 10-K:

    Report on Consolidated Financial Statements
    Consolidated Income Statements--Years ended December 31, 1995, 1994 and
  1993
    Consolidated Balance Sheets--December 31, 1995 and 1994
    Consolidated Statements of Stockholders' Equity--Years ended December 31, 1995, 1994, and 1993
    Consolidated Statements of Cash Flows--Years ended December 31, 1995, 1994 and 1993
    Notes to Consolidated Financial Statements
    Independent Auditors' Report

    (ii) The following is a list of financial statement schedules filed with this Form 10-K:

    Index to Schedules
    Independent Auditors' Report
    Schedule I--Summary of Investments
    Schedule II--Condensed Financial Information of Registrant
    Schedule III--Supplementary Insurance Information
    Schedule IV--Reinsurance

  All other schedules to the Consolidated Financial Statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

    (iii) The following is a list of exhibits required to be filed as part of this Form 10-K by Item 601 of Regulation S-K:

2.       None.

3.1, 4.1 Restated Certificate of Incorporation, as amended, as presently in effect. Filed as Exhibits 3.1 and 3.1.1 to the Company's Form S-1 Registration Statement declared effective by the Securities and Exchange Commission ("Commission") on October 31, 1986 (the "S-1 Registration Statement"), and incorporated herein by this reference; and as Exhibit 3 to the Company's Current Report on Form 8-K dated May 24, 1990, and incorporated herein by this reference.

3.2, 4.2 Bylaws of the Company, as amended, as presently in effect. Filed as
         Exhibit 4.2 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by this reference.

4.3 Common Stock Certificate of the Company. Filed as Exhibit 4.1 to the Company's S-1 Registration Statement, and incorporated herein by this reference.

4.4 Rights Agreement. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated May 24, 1990, and incorporated herein by this reference.

4.5 First Amendment to Rights Agreement. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated January 16, 1992, and incorporated herein by this reference.

4.6 Second Amendment to Rights Agreement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 1994, and incorporated herein by this reference.

4.7       Third Amendment to Rights Agreement. Filed on October 3, 1995, as
          Exhibit 4 to the Company's Current Report on Form 8-K dated September 28, 1995, and incorporated herein by this reference.

9         None.

10        Material Contracts.

10.2(iii) Settlement Agreement and General Release between George Kadonada and the Company dated March 10, 1995. Filed as Exhibit 10.2 to the Company's March 31, 1995 Quarterly Report on Form 10-Q, and incorporated herein by this reference.

10.3 Employment Agreement dated December 1, 1991 between the Company and Howard S. Singer. Filed as Exhibit 10.3 to Company's Annual Report on Form 10-K for the year ended December 31, 1991 ("1991 Form 10-K"), and incorporated herein by this reference.

10.3(i) Amendment No. 1 to Employment Agreement between the Company and Howard S. Singer effective as of August 4, 1994. Filed as Exhibit
          10.4 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by this reference.

10.4 Agreement of Employment between the Company and David L. Cargile dated August 4, 1994. Filed as Exhibit 10.2 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by this reference.

10.4(i)* Amendment to Agreement of Employment between the Company and David L. Cargile dated July 21, 1995, with exhibits thereto.

10.9 Stock Option Agreement dated May 23, 1991 between the Company and H.S. Singer Company, Inc. Filed as Exhibit 10.7(ii) to the Company's Form S-2 Registration Statement declared effective by the Commission on December 4, 1991 (the "S-2 Registration Statement"), and incorporated herein by this reference.

10.10 Stock Option Agreement dated September 16, 1991 between the Company and H.S. Singer Company, Inc. Filed as Exhibit 10.7(iii) to the Company's S-2 Registration Statement, and incorporated herein by this reference.

10.11 Stock Option Agreement dated December 18, 1991 between the Company and H.S. Singer Company, Inc. Filed as Exhibit 10.10 to Company's 1991 Form 10-K, and incorporated herein by this reference.

10.12 Consulting Agreement dated June 24, 1991 between US Benefits, Inc. and L. Steven Medgyesy. Filed as Exhibit 10.9 to the Company's S-2 Registration Statement, and incorporated herein by this reference.

10.14     Severance Agreement dated May 24, 1994 between the Company and David
          L. Cargile. Filed as Exhibit 10.3 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by this reference.

10.14(i)  Severance Agreement dated May 24, 1994 between the Company and Howard
          S. Singer. Filed as Exhibit 10.2 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by this reference.

10.14(ii) Severance Agreement dated May 24, 1994 between the Company and John
          T. Grush. Filed as Exhibit 10.4 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by this reference.
--------
* Describes a document being filed with this Annual Report on Form 10-K for year ended December 31, 1995.

10.14(iii) Severance Agreement dated May 24, 1994 between the Company and Mark
           Burke. Filed as Exhibit 10.5 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by this reference.

10.14(iv)  Severance Agreement dated May 24, 1994 between the Company and Jose
           A. Velasco. Filed as Exhibit 10.6 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by this reference.

10.14(v)* Severance Agreement dated May 24, 1994 between the Company and Craig
          J. Kelbel.

10.15 Lease Agreement dated May 28, 1985 between Center Tower Associates and US Benefits, Inc. Filed As Exhibit 10.13 to the Company's S-1 Registration Statement, and incorporated herein by this reference.

10.16 First Amendment dated November 24, 1986 to Lease Agreement between Center Tower Associates and the Company as assignee of US Benefits, Inc. Filed as Exhibit 10.26 to the Company's S-2 Registration Statement, and incorporated herein by this reference.

10.17 Second Amendment dated July 8, 1992 to Lease Agreement between Center Tower Associates and the Company. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K"), and incorporated herein by this reference.

10.18 Third Amendment dated May 4, 1993 to Lease Agreement between Center Tower Associates and the Company. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K"), and incorporated herein by this reference.

10.18(i)* Fourth and Fifth Amendments dated August 29, 1994 and October 1,
          1995, respectively, to Lease Agreement between Center Tower Associates and the Company.

10.19 Management Agreement No. 1 dated October 3, 1994 (with Addendums) between The Continental Insurance Company and USBenefits Insurance Services, Inc. Filed as Exhibit 10.1 to the Company's September 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by this reference.

10.19(i)* Additional Addendums to Management Agreement No. 1 between The
          Continental Insurance Company and USBenefits Insurance Services,
          Inc.

10.20 Quota Share Retrocession Agreement, as amended, dated July 11, 1986 between The Continental Insurance Company, as successor to Harbor Insurance Company by assumption, and USF RE INSURANCE COMPANY. Filed as Exhibit 10.47 to the Company's S-2 Registration Statement, and incorporated herein by this reference.

10.21 Amendment dated January 16, 1991 to Quota Share Retrocession Agreement between The Continental Insurance Company and USF RE INSURANCE COMPANY. Filed as Exhibit 10.21 to the Company's 1993 Form 10-K, and incorporated herein by this reference.

10.21(i) Amendment dated October 3, 1994 to Quota Share Retrocession Agreement between The Continental Insurance Company and USF RE INSURANCE COMPANY. Filed as Exhibit 10.21(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"), and incorporated herein by this reference.

10.22 US Facilities Corporation 1988 Employee Stock Plan. Filed as Exhibit A to the Company's Proxy Statement for the May 25, 1988 Annual Meeting of Stockholders, and incorporated herein by this reference.

10.23 US Facilities Corporation 1991 Employee Stock Option Plan. Filed as Exhibit A to the Company's Proxy Statement for the May 23, 1991 Annual Meeting of Stockholders, and incorporated herein by this reference.
--------
* Describes a document being filed with this Annual Report on Form 10-K for year ended December 31, 1995.

10.23(i) US Facilities Corporation Amended 1991 Employee Stock Option Plan.
         Filed as Exhibit A to the Company's Proxy Statement for the May 24, 1995 Annual Meeting of Stockholders, and incorporated herein by this reference.

10.24 US Facilities Corporation 1988 Directors Stock Option Plan. Filed as Exhibit B to the Company's Proxy Statement for the May 25, 1988 Annual Meeting of Stockholders, and incorporated herein by this reference.

10.24(i) US Facilities Corporation 1991 Directors Stock Option Plan Amended and Restated as of December 18, 1991. Filed as Exhibit 10.27 to Company's 1991 Form 10-K, and incorporated herein by this reference.

10.26* Amended US Facilities Corporation Incentive Compensation Program, as in effect for 1995.

11* The US Facilities Corporation and Subsidiaries Computation of Earnings Per Share.

12       None.

13* US Facilities Corporation 1995 Annual Report to Stockholders (filed with the Commission only to the extent it is specifically incorporated by reference in this 1995 Form 10-K).

16       None.

18       None.


21*      Subsidiaries of US Facilities Corporation.

22       None.

23*      Independent Auditors' Consent dated March 26, 1996.

24       None.

27*      Financial Data Schedules.

28* Schedule P of 1995 Combined Annual Statement of USF RE INSURANCE COMPANY and USF Insurance Company filed with the Divisions of Insurance of the Commonwealths of Massachusetts and Pennsylvania.

99       None.

  (b) Reports on Form 8-K:

  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.
--------
* Describes a document being filed with this Annual Report on Form 10-K for year ended December 31, 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 1996                      US FACILITIES CORPORATION

                                          By     /s/ David L. Cargile
                                            -----------------------------------
                                                    David L. Cargile
                                               Chairman of the Board Chief
                                             Executive Officer and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
        /s/ John A. Allison          Director                        March 26, 1996
____________________________________
          John A. Allison

           /s/ Mark Burke            Senior Vice President, Chief    March 26, 1996
____________________________________ Financial Officer and
             Mark Burke              Treasurer (Principal
                                     Financial and Accounting
                                     Officer)

        /s/ David L. Cargile         Chairman of the Board, Chief    March 26, 1996
____________________________________ Executive Officer and
          David L. Cargile           President (Principal
                                     Executive Officer)

                                     Director                        March   , 1996
____________________________________
         Jonathan D. DuBois

         /s/ John F. Kooken          Director                        March 26, 1996
____________________________________
           John F. Kooken

       /s/ L. Steven Medgyesy        Director                        March 26, 1996
____________________________________
         L. Steven Medgyesy

        /s/ Bernard H. Ross          Director                        March 26, 1996
____________________________________
          Bernard H. Ross

       /s/ Charles L. Schultz        Director                        March 26, 1996
____________________________________
         Charles L. Schultz

        /s/ Howard S. Singer         Director and Executive          March 26, 1996
____________________________________ Vice President--Corporate
          Howard S. Singer           Finance and Investor
                                     Relations

        /s/ Kenneth C. Tyler         Director                        March 26, 1996
____________________________________
          Kenneth C. Tyler

                               INDEX TO SCHEDULES

Independent Auditors' Report

  Summary of Investments........................................... Schedule I
  Condensed Financial Information of Registrant.................... Schedule II
  Supplementary Insurance Information.............................. Schedule III
  Reinsurance...................................................... Schedule IV

                         INDEPENDENT AUDITORS' REPORT

  Under date of February 6, 1996, we reported on the consolidated balance sheets of US Facilities Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated income statements, statements of stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 as contained in the 1995 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

  In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
February 6, 1996

                   US FACILITIES CORPORATION AND SUBSIDIARIES

                       SCHEDULE I--SUMMARY OF INVESTMENTS

                               DECEMBER 31, 1995

                                                                     AMOUNT AT
                                                                    WHICH SHOWN
                                                                    ON BALANCE
                                                  COST(1)  VALUE(1)   SHEET(1)
                                                  -------- -------- -----------
                                                     (DOLLARS IN THOUSANDS)
Fixed maturities:
  Bonds:
    United States Government agencies and
     authorities................................. $ 11,071 $ 11,793  $ 11,793
    States, municipalities and political
     subdivisions................................   69,967   74,437    74,437
    Foreign governments..........................      557      622       622
    All other corporate bonds....................   45,982   49,894    49,894
                                                  -------- --------  --------
      Total fixed maturities.....................  127,577  136,746   136,746
Equity securities:
  Preferred stocks:
    Industrial and miscellaneous.................      250      251       251
  Common stocks:
    Industrial and miscellaneous.................   14,685   16,440    16,440
                                                  -------- --------  --------
  Total..........................................   14,935   16,691    16,691
Other invested assets............................    1,013    1,013     1,013
Short-term investments...........................   15,808   15,808    15,808
                                                  -------- --------  --------
      Total investments.......................... $159,333 $170,258  $170,258
                                                  ======== ========  ========

--------
(1) Cost represents the amortized cost of investments to the Company. Value represents current market value. Amount at which investments are shown on the balance sheet represents current market value as required by SFAS No. 115.

                   US FACILITIES CORPORATION AND SUBSIDIARIES

                    SCHEDULE II--CONDENSED INCOME STATEMENTS

                           US FACILITIES CORPORATION
                             (PARENT COMPANY ONLY)

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       -----------------------
                                                        1995     1994    1993
                                                       -------  ------  ------
                                                            (DOLLARS IN
                                                            THOUSANDS)
Revenues:
  Dividends from subsidiaries......................... $ 6,000  $2,500  $4,000
  Other...............................................      49      13     --
                                                       -------  ------  ------
    Total revenues....................................   6,049   2,513   4,000
Operating expenses:
  Other general and administrative....................   1,723     648     826
  Restructuring.......................................     --      654     --
  Interest............................................   2,259      48      48
                                                       -------  ------  ------
    Total operating expenses..........................   3,982   1,350     874
Other expenses:
  Unusual charges related to unsolicited takeover
   proposal...........................................     --    2,029     --
                                                       -------  ------  ------
  Income (loss) before income taxes...................   2,067    (866)  3,126
Income tax benefits...................................  (2,324) (1,008)   (502)
                                                       -------  ------  ------
  Income before equity in earnings of subsidiaries....   4,391     142   3,628
Equity in earnings of subsidiaries....................   9,463   6,096   3,139
                                                       -------  ------  ------
  Net income.......................................... $13,854  $6,238  $6,767
                                                       =======  ======  ======

                   US FACILITIES CORPORATION AND SUBSIDIARIES

                     SCHEDULE II--CONDENSED BALANCE SHEETS

                           US FACILITIES CORPORATION
                             (PARENT COMPANY ONLY)

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              --------  -------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Cash......................................................... $    815  $ 2,540
Investment in and due from affiliates........................  122,049   86,391
Other assets.................................................    2,425    1,735
                                                              --------  -------
  Total assets............................................... $125,289  $90,666
                                                              ========  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable................................................. $ 35,000  $25,000
Accounts payable and accrued expenses........................    2,228    2,587
                                                              --------  -------
  Total liabilities..........................................   37,228   27,587
                                                              --------  -------
Stockholders' equity:
  Common stock...............................................       61       59
  Paid-in capital............................................   44,489   44,261
  Net unrealized investment gain (loss)......................    7,211   (2,637)
  Retained earnings..........................................   39,273   26,544
                                                              --------  -------
                                                                91,034   68,227
  Less treasury stock, at cost...............................   (2,973)  (5,148)
                                                              --------  -------
  Total stockholders' equity.................................   88,061   63,079
                                                              --------  -------
  Total liabilities and stockholders' equity................. $125,289  $90,666
                                                              ========  =======

                   US FACILITIES CORPORATION AND SUBSIDIARIES

                           US FACILITIES CORPORATION
                             (PARENT COMPANY ONLY)

                SCHEDULE II--CONDENSED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1995      1994     1993
                                                    --------  --------  -------
                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................ $ 13,854  $  6,238  $ 6,767
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Increase (decrease) in accounts payable and
    accrued expenses...............................     (359)      666      886
   Increase in other assets........................     (690)     (406)    (124)
   Equity in income of and change in due from
    affiliates.....................................  (15,310)   (5,602)  (6,179)
                                                    --------  --------  -------
    Net cash provided by (used in) operating
     activities....................................   (2,505)      896    1,350
                                                    --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on note payable..........................      --        --    (1,600)
 Proceeds from note payable........................   10,000    25,000      --
 Proceeds from issuance of common stock............    2,405     1,588      263
 Dividends Paid....................................   (1,125)      --       --
 Purchase of 498,000 shares of treasury stock......      --     (5,000)     --
                                                    --------  --------  -------
    Net cash provided by (used in) financing
     activities....................................   11,280    21,588   (1,337)
                                                    --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in investment in affiliates..............  (10,500)  (20,000)     --
                                                    --------  --------  -------
  Net (decrease) increase in cash..................   (1,725)    2,484       13
  Cash at beginning of year........................    2,540        56       43
                                                    --------  --------  -------
  Cash at end of year.............................. $    815  $  2,540  $    56
                                                    ========  ========  =======
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest......................................... $  2,187  $     19  $    48
  Income taxes..................................... $  5,217  $  1,350  $ 1,232

                   US FACILITIES CORPORATION AND SUBSIDIARIES

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                                                                               BENEFITS,  AMORTIZATION
                      DEFERRED     FUTURE POLICY                                CLAIMS,   OF DEFERRED
                       POLICY    BENEFITS, LOSSES,                     NET     LOSSES AND    POLICY      OTHER     NET
                     ACQUISITION    CLAIMS AND     UNEARNED PREMIUM INVESTMENT SETTLEMENT ACQUISITION  OPERATING PREMIUMS
      SEGMENT           COSTS      LOSS EXPENSES   PREMIUMS REVENUE   INCOME    EXPENSES     COSTS     EXPENSES  WRITTEN
      -------        ----------- ----------------- -------- ------- ---------- ---------- ------------ --------- --------
         .                                                  (DOLLARS IN THOUSANDS)
       1995
Medical stop-loss
 and employee
 benefit products..    $  --          17,947           --    81,546   3,269      54,563      27,069     12,025    81,546
Property/casualty..     2,830         60,947        17,705   33,425   5,872      23,180       8,895      3,304    35,350
                       ------         ------        ------  -------   -----      ------      ------     ------   -------
 Total.............    $2,830         78,894        17,705  114,971   9,141      77,743      35,964     15,329   116,896
                       ======         ======        ======  =======   =====      ======      ======     ======   =======
       1994
Medical stop-loss
 and employee
 benefit products..    $  --          18,113           --    72,517   2,273      48,356      23,647     13,772    72,517
Property/casualty..     3,047         51,534        14,613   20,752   3,677      16,010       7,694      2,499    23,865
                       ------         ------        ------  -------   -----      ------      ------     ------   -------
 Total.............    $3,047         69,647        14,613   93,269   5,950      64,366      31,341     16,271    96,382
                       ======         ======        ======  =======   =====      ======      ======     ======   =======
       1993
Medical stop-loss
 and employee
 benefit products..    $  --          18,791           --    66,931   2,225      47,667      22,265     13,695    66,931
Property/casualty..     2,467         39,979        10,293   16,275   3,632      10,050       6,611      2,485    18,644
                       ------         ------        ------  -------   -----      ------      ------     ------   -------
 Total.............    $2,467         58,770        10,293   83,206   5,857      57,717      28,876     16,180    85,575
                       ======         ======        ======  =======   =====      ======      ======     ======   =======

                   US FACILITIES CORPORATION AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

                    USF RE INSURANCE COMPANY AND SUBSIDIARY
            (WHOLLY-OWNED SUBSIDIARIES OF US FACILITIES CORPORATION)

 INSURANCE PREMIUMS EARNED                             1995     1994    1993
 -------------------------                           --------  ------  -------
                                                     (DOLLARS IN THOUSANDS)
Gross amount (direct)............................... $ 12,218  $9,386  $ 6,289
Ceded to other companies............................   14,398  10,690    5,781
Assumed from other companies........................  117,151  94,573   82,698
Net amount..........................................  114,971  93,269   83,206
Percentage of amount assumed to net.................    101.9%  101.4%    99.4%