Form 10-Q
period 1996-03-31
US FACILITIES CORP
filed 1996-05-14
CIK 798085

                               FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996
                                   or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

YES __X__                                 NO _____

Number of shares outstanding of each class of the Registrant's Common Stock as of May 7, 1996:

Common Stock, par value $.01 per share:  5,838,098
Common Stock Purchase Rights:  5,838,098

                                  INDEX


Part I    FINANCIAL INFORMATION

      Item 1.  FINANCIAL INFORMATION
               Condensed Consolidated Financial Statements:

            Balance Sheets as of March 31, 1996 and
               December 31, 1995. . . . . . . . . . . . . . . . . . . . . .    3

            Income Statements for the Quarters Ended
               March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . .    4

            Statements of Stockholders' Equity at
               March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . .    5

            Statements of Cash Flows for the Quarters Ended
               March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . .    6

            Notes to Condensed Consolidated Financial Statements. . . . . .    7

      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .    8

Part II OTHER INFORMATION


      Item 6.  EXHIBITS and REPORTS ON FORM 8-K . . . . . . . . . . . . . .   13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        Condensed Consolidated Financial Statements:

                           US FACILITIES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (000 omitted)

ASSETS
                                                          March 31, 1996   December 31,1995
                                                          --------------   ----------------
Investments, at market (amortized cost
 $168,288 at March 31,1996, $159,333 at
 December 31,1995)                                           $174,418         $170,258
Cash and invested cash                                          7,917            8,165
Restricted cash and short term investments                     23,025           24,036
Accrued investment income                                       2,157            2,414
Receivables:
  Reinsurance losses and reserves                              19,308           18,597
  Premiums                                                     13,285           14,065
Prepaid reinsurance premiums                                    5,551            5,117
Deferred policy acquisition costs                               2,628            2,830
Other assets                                                    4,668            4,390
                                                             --------         --------
Total assets                                                 $252,957         $249,872
                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Insurance liabilities:

    Amounts due insurance companies                          $ 25,008         $ 25,712
    Losses and loss adjustment expenses                        82,270           78,894
    Unearned premiums                                          18,572           17,705
  Note payable                                                 35,000           35,000
  Accounts payable and accrued expenses                         3,127            4,500
                                                             --------         --------

    Total liabilities                                         163,977          161,811

Stockholders' Equity                                           88,980           88,061
                                                             --------         --------

    Total liabilities and stockholders' equity               $252,957         $249,872
                                                             ========         ========

See accompanying notes to condensed consolidated financial statements.

                           US FACILITIES CORPORATION
                   CONDENSED CONSOLIDATED INCOME STATEMENTS

                      (000 omitted, except per share data)

                                                    Quarter ended March 31,
                                                    -----------------------
                                                     1996           1995
                                                     ----           ----
Revenues:
   Premiums earned                                  $29,152        $26,695
   Commissions and fees                               6,589          6,420
   Net investment income                              2,442          2,164
   Realized investment gains                            735            180
                                                    -------        -------
      Total revenues                                 38,918         35,459
                                                    -------        -------

Operating Expenses:

   Losses and loss adjustment expenses
    incurred                                         20,842         17,640
   Policy acquisition expenses                        8,874          8,760
   General and administrative expenses                3,545          4,785
   Interest                                             680            542
                                                    -------        -------
      Total operating expenses                       33,941         31,727
                                                    -------        -------

Income before income taxes                            4,977          3,732

      Income tax expense                              1,169            810
                                                    -------        -------

Net income                                          $ 3,808        $ 2,922
                                                    =======        =======

Net income per common and common equivalent share   $  0.64        $  0.52
                                                    =======        =======

Weighted average number of common and common
 equivalent shares outstanding during period          5,979          5,589
                                                    =======        =======

See accompanying notes to condensed consolidated financial statements.

                           US FACILITIES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (000 omitted)

                                                             Net
                                                          unrealized
                               Common       Paid in        gain(loss)      Retained       Treasury
                                stock       capital      on securities     earnings         stock         Total
                               ------       -------      -------------     --------       --------        -----
Balance at
December 31, 1994                $59        $44,261        $(2,637)        $26,544        $(5,148)       $63,079

Net Income                        --             --             --           2,922             --          2,922

Dividends paid                    --             --             --            (272)            --           (272)

Exercise of stock options         --           (127)            --              --          1,074            947

Unrealized investment
gain, net                         --             --          3,624              --             --          3,624
                                 ---        -------        -------         -------        -------        -------

Balance at
March 31, 1995                   $59        $44,134        $   987         $29,194        $(4,074)       $70,300
                                 ===        =======        =======         =======        =======        =======

Balance at
December 31, 1995                $61        $44,489        $ 7,211         $39,273        $(2,973)       $88,061

Net Income                        --             --             --           3,808             --          3,808

Dividends paid                    --             --             --            (350)            --           (350)

Exercise of stock options         --            197             --              --            429            626

Unrealized investment loss, net   --             --         (3,165)             --             --         (3,165)
                                 ---        -------        -------         -------        -------        -------

Balance at
March 31, 1996                   $61        $44,686        $ 4,046         $42,731        $(2,544)       $88,980
                                 ===        =======        =======         =======        =======        =======

See accompanying notes to condensed consolidated financial statements.

                            US FACILITIES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000 omitted)

                                                              Quarter Ended March 31,
                                                              -----------------------
                                                                1996          1995
                                                                ----          ----
Cash provided by operating activities                         $  7,787       $    321

Cash flows from investing activities:

   Purchases of fixed maturity investments                     (11,835)       (38,332)
   Purchases of equity securities                                 (487)          (337)
   Proceeds from sales of investment securities                 10,619         26,910
   Net sales (purchases) of short term
    investments                                                 (6,365)        12,464
   Purchases of property and equipment                            (243)           (71)
                                                              --------       --------
Cash (used in) provided by investing activities                 (8,311)           634
                                                              --------       --------

Cash flows from financing activities:

   Dividends paid                                                 (350)          (272)
   Exercise of stock options                                       626            947
                                                              --------       --------

Cash provided by financing activities                              276            675
                                                              --------       --------

Net (decrease) increase in cash and invested cash                 (248)         1,630

Cash and invested cash at beginning of period                    8,165          4,502
                                                              --------       --------

Cash and invested cash at end of period                       $  7,917       $  6,132
                                                              ========       ========

Supplemental disclosure of cash flow information:

Interest paid                                                 $     --       $     --
                                                              ========       ========

Income taxes paid, net                                        $     61       $      5
                                                              ========       ========

See accompanying notes to condensed consolidated financial statements.

                             US FACILITIES CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  General.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31,1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31,1995 included in the US Facilities Corporation (the "Company") 1995 Annual Report to Stockholders.

2.  Note Payable

    Effective March 29, 1996, the Company renegotiated its bank Credit Agreement to extend the commencement of required principal reductions and maturity by one year, and reduce the applicable interest margin from 2% to 1.75% over LIBOR. Mandatory principal reductions now commence in March 1997, and the Note matures December 31, 2002. At March 31, 1996, the Company was in compliance with all covenants of the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   The Company's consolidated revenues for the 1996 first quarter increased 10% to $38,918,000 from $35,459,000 in the 1995 quarter. Revenue growth resulted from: increases in premiums earned in both of the Company's business segments; a 13% increase in net investment income resulting from higher levels of invested assets; and the effect of first quarter 1996 realized gains. The increase in realized gains in 1996 primarily resulted from two transactions. These levels of realized gains are not expected to continue during 1996.

   Consolidated net income increased 30% to $3,808,000 in the 1996 quarter from $2,922,000 in the 1995 quarter. The increase in net income reflects improved profitability primarily due to a 26% decline in consolidated general and administrative expenses. Such decline is due to the Company's continuing focus on cost control and its emphasis on increasing productivity, as well as the effect in the 1995 quarter of $695,000 pre-tax expenses pertaining to the resignation of the Company's former Chief Executive Officer. Income tax expense as a percentage of pre-tax income fluctuates depending on the proportion of tax-exempt investment income to total pre-tax income.

   The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. The Company's statutory combined ratio was 102.4 and 100.2 for the quarters ended March 31, 1996 and 1995, respectively.

BUSINESS SEGMENTS

The Company conducts business primarily in two business segments which are classified as:

   (a) MEDICAL, which includes all commission and fee-based revenues of the Company and reinsurance of 50% of the medical stop-loss and provider excess business generated by the Company's wholly owned subsidiary, USBenefits Insurance Services, Inc. ("USBenefits"). USBenefits acts primarily as the underwriting manager and marketing organization for medical stop-loss and provider excess coverages issued by The Continental Insurance Company, one of the CNA Insurance Companies, an unaffiliated party. Provider excess coverage is specifically designed to address the risk hospitals and physician groups are facing from a managed care environment under capitated fee arrangements. USBenefits also provides other employee benefit related products. This business segment has been referred to in the Company's previous filings as the "medical stop-loss and employee benefit products" segment.

   (b) PROPERTY/CASUALTY insurance and reinsurance underwriting is conducted by the Company's wholly-owned subsidiaries, USF RE INSURANCE COMPANY ("USF RE") and USF Insurance Company ("USFIC"). USF RE assumes property/casualty reinsurance from unaffiliated insurance companies primarily through reinsurance intermediaries, and USFIC writes surplus lines insurance through independent excess and surplus lines brokers.

   The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters ended March 31, 1996 and 1995, respectively.


MEDICAL

(000 omitted)

                                          Quarter Ended
                                            March 31
                                            --------
                                       1996           1995      % CHANGE
                                       ----           ----      --------
Revenues:
   Premiums earned                   $20,321        $19,572          4%
   Commissions and fees                6,589          6,420          3%
   Investment income                     749            744          --
                                     -------        -------        ----
   Total revenues                     27,659         26,736          3%
                                     -------        -------        ----

Expenses:
   Losses and loss adjustment         13,838         12,823          8%
   Policy acquisition                  6,856          6,422          7%
   General and administrative          2,472          3,047        (19)%
                                     -------        -------        ----
   Total expenses                     23,166         22,292          4%
                                     -------        -------        ----
Income before income taxes           $ 4,493        $ 4,444          1%
                                     =======        =======        ====

   Medical segment production increased 4% in the 1996 quarter over the 1995 quarter, generating the changes noted above in premiums earned and commissions and fees revenues, in spite of a competitive pricing environment. In turn, loss and loss adjustment expenses in 1996 as compared to 1995 reflect increases in the cost of healthcare which are not mitigated by increases in premium rates due to price competition, as well as higher losses incurred related to the provider excess business.

   The segment information presented in the table above includes pre-tax losses of $342,000 for the quarter ended March 31, 1995 from the Company's medical bill review operations which were closed effective May 31, 1995.

PROPERTY/CASUALTY

(000 omitted)

                                              Quarter Ended
                                                March 31
                                                --------
                                           1996            1995        % CHANGE
                                           ----            ----        --------
Revenues:
   Premiums earned                        $ 8,831         $7,123           24%
   Investment income                        1,674          1,407           19%
                                          -------         ------         ----
   Total revenues                          10,505          8,530           23%
                                          -------         ------         ----

Expenses:
   Losses and loss adjustment               7,004          4,817           45%
   Policy acquisition                       2,018          2,338          (14)%
   General and administrative                 850            891           (5)%
                                          -------         ------         ----
   Total expenses                           9,872          8,046           23%
                                          -------         ------         ----
Income before income taxes                $   633         $  484           31%
                                          =======         ======         ====

   The increase in premiums earned during the first quarter of 1996 over the 1995 period primarily resulted from the continuing growth of property/casualty operations due to ongoing focused marketing efforts and expansion of its client base.

   Increases in losses and loss adjustment expenses in 1996 as compared to 1995 reflect the Company's continued growth of the casualty business which is reserved at a higher formula loss ratio than property lines, offset in part by the 1995 withdrawal from the plate glass business which generally had a lower loss ratio and higher acquisition expenses. The decrease in policy acquisition expenses in 1996 as compared to 1995 results from a shift in the mix of business and modification of reinsurance arrangements.

HOLDING COMPANY

(000 omitted)



                                               Quarter ended
                                                  March 31
                                               -------------
                                             1996          1995           % CHANGE
                                             ----          ----           --------
Revenues:

   Investment income                        $  19        $    13              5%
   Realized gains                             735            180            308%
                                            -----        -------            ---
   Total revenues                             754            193            291%
                                            -----        -------            ---

Expenses:
   General and administrative                 223            847            (74)%
   Interest                                   680            542             25%
                                            -----        -------            ----
   Total expenses                             903          1,389            (35)%
                                            -----        -------            -----
Loss before income taxes                    $(149)       $(1,196)           (88)%
                                            ======       ========           =====

In November, 1995 the Company increased its bank loan by $10,000,000, resulting in higher interest expenses in 1996 as compared to 1995. These funds were contributed to the surplus of USF RE to support additional premium growth.

ACCOUNTING POLICIES

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" issued in October 1995, will be adopted by the Company for the year ending December 31, 1996. Adoption is not expected to have a material effect on the financial statements of the Company.

INFLATION

   The healthcare marketplace has long been subject to the effects of increasing costs for provider services. Such inflation in the costs of healthcare tends to generate higher claims payments, resulting in increases in premiums for medical stop-loss coverage, and in greater revenues. Management believes various cost control initiatives and the trend to self-insured plans have stabilized the price spiral and have caused a decline in the rate of increase in the cost of healthcare.

   Inflation can negatively impact insurance and reinsurance operations by causing higher claims settlements than may have originally been estimated, while not necessarily allowing an immediate increase in premiums to a level necessary to maintain profit margins. Historically, the Company has made no explicit provisions for inflation, but trends are considered when setting underwriting terms and claim reserves. Such reserves are subjected to a continuing internal and external review process to assess their adequacy and are adjusted as deemed appropriate. Overall, economic trends also affect interest rates, which in turn affect investment income and the market value of the Company's investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

   The Company utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants, as well as to meet operating costs. Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under USF RE's and USFIC's reinsurance and insurance contracts, and operating expenses such as salaries, commissions, taxes and general overhead. As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company renegotiated its Credit Agreement effective March 29, 1996. The Credit Agreement with the Company's lender contains certain covenants, restrictions and dividend payment limitations with which the Company was in compliance at March 31, 1996.

   The Company anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1-18 months) and long-term (18 months to 3 years) liquidity needs. While the Company currently has no immediate plans for significant capital outlays, from time to time it contemplates acquisition opportunities that complement its business operations.

   The Company currently invests primarily in the highest grades of bonds, equities, certificates of deposit and short-term instruments. At March 31, 1996, 99% of the fixed income portfolio was in securities rated A or better. All such securities are carried at quoted market values at the latest balance sheet date. The Company does not invest in real estate, derivatives or high yield bonds.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Federal healthcare legislative proposals, which were extensively considered but not adopted by the 103rd Congress (1993-1994), have been under consideration by the current Congress. As with prior efforts, such proposals concern government regulation and control of the financing and delivery of healthcare, including the scope of the present preemptive provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") that affect self-insured healthcare plans. Recently, the House of Representatives and the Senate adopted separate healthcare insurance reform bills. A House and Senate conference committee will attempt to reconcile the different provisions of these bills, some of which concern self-insured plans, including additional reporting requirements and greater market access for groups of small employers. Legislative action on the reconciled bills is expected in the near future.

The National Association of Insurance Commissioners ("NAIC") adopted in September 1995 a model act that would regulate medical stop-loss policies. The principal feature of the model act is a recommendation that stop-loss policies contain a minimum specific attachment point (the amount of risk an employer retains for itself). In order to be effective in any state, the NAIC model act would have to be adopted by legislative action in such state. Management believes that few states will adopt the model act, but some may adopt it with specific attachment point requirements lower than the level recommended by the model act. Management also believes that if adopted by a state, the model act will be challenged on the basis that it is preempted by ERISA.

The Company cannot predict at this time the extent to which the federal or state legislative or regulatory initiatives discussed above will be adopted, or the extent of the impact they would have on the Company's business. Management believes, however, that changes to the healthcare system which ultimately may be adopted will continue to recognize employers' self-insurance of healthcare benefits as a viable and cost effective method of financing healthcare. Management further believes such changes will not have a significant effect on its medical stop-loss business, and that its medical segment products will remain a source of revenues to the Company.

Some of the statements included within Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Condensed Consolidated Financial Statements and related Notes may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are the following: catastrophe losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting an employer's ability to self-insure; the availability of adequate retrocessional insurance coverage at appropriate prices; stock and bond market volatility; the effects of competitive market pressures within the stop-loss or property/casualty marketplaces; the effect of changes required by generally accepted accounting principles or statutory accounting principles; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission.


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

   3.2, 4.2 Bylaws of US Facilities Corporation, as amended, as presently in effect. Filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by this reference.

       4.3   Common Stock Certificate of US Facilities Corporation.  Filed as
             Exhibit 4.1 to the Company's Registration Statement, and incorporated herein by this reference.

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

       4.7 Third Amendment to Rights Agreement. Filed as Exhibit 4 to the Company's Current Report on Form 8-K dated September 28, 1995, and incorporated herein by this reference.

      10.1* First Amendment to the Credit Agreement dated as of March 29, 1996, between the US Facilities Corporation and Fleet National Bank of Connecticut.

       11* US Facilities Corporation and Subsidiaries Computation of Earnings Per Share.

* Describes the exhibits filed with this Quarterly Report on Form 10-Q.

       15* Independent Auditors' letter regarding unaudited interim financial information.

       27*  Financial Data Schedules

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 US FACILITIES CORPORATION

Date: May 13, 1996                          By: /S/DAVID L. CARGILE
                                                -------------------------------
                                                DAVID L. CARGILE
                                                Chairman of the Board, President
                                                and Chief Executive Officer



Date: May 13, 1996                          By: /S/MARK BURKE
                                                -------------------------------
                                                MARK BURKE
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)


* Describes the exhibits filed with this Quarterly Report on Form 10-Q.