Form 10-Q
period 1996-06-30
US FACILITIES CORP
filed 1996-08-08
CIK 798085

                                 FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file Number: 0-15196

                            US FACILITIES CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      33-0097221
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification Number)

             650 Town Center Drive, Suite 1600, Costa Mesa, CA 92626
             -------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (714) 549-1600
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                ---------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X                                                  NO

Number of shares outstanding of each class of the Registrant's Common Stock as of July 31, 1996:

Common Stock, par value $.01 per share:  5,878,848
Common Stock Purchase Rights:  5,878,848

                                      INDEX


Part I     FINANCIAL INFORMATION

     Item 1.  FINANCIAL INFORMATION
     Condensed Consolidated Financial Statements:

          Balance Sheets as of June 30, 1996 and
           December 31, 1995...............................................3

          Income Statements for the Quarters  and Six Months Ended
           June 30, 1996 and 1995..........................................4

          Statements of Cash Flows for the Six Months Ended
           June 30, 1996 and 1995..........................................5

          Notes to Condensed Consolidated Financial Statements.............6

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............7

Part II    OTHER INFORMATION

     Item 4.  SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS........................................12


     Item 6.  EXHIBITS and REPORTS ON FORM 8-K............................14

SIGNATURES................................................................16

                          PART I FINANCIAL INFORMATION

Item 1   FINANCIAL INFORMATION
                Condensed Consolidated Financial Statements:

                            US FACILITIES CORPORATION
                      Condensed Consolidated Balance Sheets
                                (000 omitted)

ASSETS

                                                                June 30, 1996               December 31,1995
                                                                -------------               ----------------

   Investments, at market (amortized cost $172,332 at
   June 30,1996, $159,333 at December 31,1995)                   $   177,616                    $   170,258
   Cash and invested cash                                             11,020                          8,165
   Restricted cash and short term investments                         22,033                         24,036
   Accrued investment income                                           2,585                          2,414
   Receivables:
        Reinsurance losses and reserves                               20,538                         18,597
        Premiums                                                      14,283                         14,065
   Prepaid reinsurance premiums                                        5,917                          5,117
   Deferred policy acquisition costs                                   3,132                          2,830
   Other assets                                                        6,312                          4,390
                                                                ------------                    -----------

     Total assets                                                $   263,436                     $  249,872
                                                                 ===========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Insurance liabilities:

        Amounts due insurance companies                          $     25,216                    $   25,712
        Losses and loss adjustment expenses                            86,877                        78,894
        Unearned premiums                                              20,798                        17,705
     Note payable                                                      35,000                        35,000
     Accounts payable and accrued expenses                              3,508                         4,500
                                                                 ------------                    ----------

        Total liabilities                                             171,399                       161,811

   STOCKHOLDERS' EQUITY                                                92,037                        88,061
                                                                 ------------                    ----------

     Total liabilities and stockholders' equity                  $    263,436                    $  249,872
                                                                 ============                    ==========

See accompanying notes to condensed consolidated financial statements.

                                                 US FACILITIES CORPORATION
                                        Condensed Consolidated Income Statements

                                          (000 omitted, except per share data)


                                                            Quarter Ended               Six Months Ended
                                                               June 30                      June 30
                                                       ---------------------         ------------------------
                                                        1996           1995          1996           1995
                                                        ----           ----          ----           ----

    Revenues:
       Premiums earned                                 $  29,707     $  30,641      $  58,859      $  57,336
       Commissions and fees                                6,305         6,828         12,894         13,248
       Net investment income                               2,526         2,411          4,968          4,575
       Realized investment gains                             (9)            52            726           232
                                                       ---------     ---------      ---------      ---------

         Total revenues                                   38,529        39,932         77,447         75,391
                                                       ---------     ---------      ---------      ---------

    Operating Expenses:

       Losses and loss adjustment expenses
         incurred                                         20,852        20,459         41,694         38,099

       Policy acquisition expenses                         8,818         9,485         17,692         18,245
       General and administrative expenses                 3,379         3,871          6,924          7,961
       Other                                                  --           547             --          1,242
       Interest                                              699           547          1,379          1,089
                                                       ---------     ---------      ---------       --------
         Total operating expenses                         33,748        34,909         67,689         66,636
                                                          ------        ------         ------         ------

    Income before income taxes                             4,781         5,023          9,758          8,755

         Income tax expense                                1,196         1,174          2,365          1,984
                                                         -------       -------        -------        -------

    Net income                                         $   3,585     $   3,849      $   7,393      $   6,771
                                                       =========     =========      =========      =========

    Net income per common and common equivalent
    share                                              $    0.60     $    0.67      $    1.24     $     1.19
                                                       =========    ==========      =========     ==========

    Weighted average number of common and common
    equivalent shares outstanding during period            5,972         5,774          5,971          5,675
                                                           =====         =====          =====          =====


   See accompanying notes to condensed consolidated financial statements.

                            US FACILITIES CORPORATION
                 Condensed Consolidated Statements of Cash Flows

                                  (000 omitted)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                      1996             1995
                                                      ----             ----
Cash provided by operating activities                 $ 15,432         $ 4,252
                                                      --------        --------

Cash flows from investing activities:

   Purchases of fixed maturity investments             (18,642)        (72,386)
   Purchases of equity securities                       (1,571)         (1,924)
   Proceeds from sales of investment securities         13,923          54,568
   Net sales (purchases) of short term
   investments                                          (5,622)         20,011

   Purchases of property and equipment                    (972)           (124)
                                                        -------       ---------

Cash (used in) provided by investing activities        (12,884)            145
                                                       --------       ---------

Cash flows from financing activities:

   Dividends paid                                         (702)           (551)
   Exercise of stock options                             1,009           1,304
                                                       --------       ---------

Cash provided by financing activities                      307             753
                                                       --------       ---------

Net increase in cash and invested cash                   2,855           5,150

Cash and invested cash at beginning of period            8,165           4,502
                                                       --------       ---------

Cash and invested cash at end of period               $ 11,020         $ 9,652
                                                       ========      ==========

Supplemental disclosure of cash flow information:

Interest paid                                         $    662         $ 1,078
                                                      =========        ========

Income taxes paid, net                                $  2,242         $ 1,780
                                                      =========        ========


See accompanying notes to condensed consolidated financial statements.

                            US FACILITIES CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.       General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30,1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31,1995 included in the US Facilities Corporation (the "Company") 1995 Annual Report to Stockholders.

2.       Note Payable

Effective March 29, 1996, the Company renegotiated its bank Credit Agreement to extend the commencement of required principal reductions and maturity by one year, and reduce the applicable interest margin from 2% to 1.75% over LIBOR. Mandatory principal reductions now commence in March 1997, and the Note matures December 31, 2002. At June 30, 1996, the Company was in compliance with all covenants of the Credit Agreement.

3.       Other

Other expenses include $547,000 incurred in the second quarter of 1995 resulting from the closure of the Registrant's bill review operations effective May 31, 1995. Results for the 1995 six month period also include an expense of $695,000 pertaining to the resignation of the Registrant's former Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's consolidated revenues increased 3% to $77,447,000 for the first six months of 1996 from $75,391,000 for the 1995 period and decreased 4% to $38,529,000 for the 1996 second quarter ended June 30, 1996 from $39,932,000 in the 1995 second quarter. Revenue changes in the 1996 periods as compared to the 1995 periods arise from increases in premiums earned from the property/casualty business segment and an increase in net investment income, resulting from higher levels of invested assets, offset by the effect of competitive pressures in the medical lines segment. The increase in realized gains in the 1996 six month period primarily resulted from two transactions during the 1996 first quarter.

         Consolidated net income for the first six months of 1996 increased 9% to $7,393,000 from $6,771,000 in the 1995 six month period and declined 7% to $3,585,000 for the second quarter of 1996 from $3,849,000 in the second quarter of 1995. Changes in net income for the 1996 periods as compared to the 1995 periods primarily resulted from the changes in revenues noted above and a 13% decrease in consolidated general and administrative (G&A) expenses, as the Company continued to manage both productivity and expenses in relation to revenues. G&A expenses reported by business segment include revisions to allocation percentages of common corporate overhead between the periods presented. Results for the 1995 six month period include a first quarter pre-tax charge of $695,000 pertaining to the resignation of the Company's former Chief Executive Officer, as well as the effect in the second quarter of a pre-tax charge of $547,000 resulting from the closure of its medical bill review operation. Income tax expense as a percentage of pre-tax income fluctuates depending on the proportion of tax-exempt investment income to total pre-tax income.

     The  statutory  combined  ratio  of  the  Company's  insurance   operations
increased in the 1996 first half to 101.6 from 98.4 in the 1995 first half.

BUSINESS SEGMENTS

The Company conducts business primarily in two business segments which are classified as:

         (a) MEDICAL LINES, which includes all commission and fee-based revenues of the Company and premiums earned from reinsurance of 50% of the medical stop-loss and provider excess business generated by the Company's wholly owned subsidiary, USBenefits Insurance Services, Inc. ("USBenefits"). USBenefits acts primarily as the underwriting manager and marketing organization for medical stop-loss and provider excess coverages issued by The Continental Insurance Company, one of the CNA Insurance Companies, an unaffiliated party. Provider excess coverage is specifically designed to address the risk hospitals and physician groups are facing under capitated fee arrangements. USBenefits also provides other employee benefit related products.

         (b) PROPERTY/CASUALTY insurance and reinsurance underwriting is conducted by the Company's wholly owned subsidiaries, USF RE INSURANCE COMPANY ("USF RE") and USF Insurance Company ("USFIC"). USF RE assumes property/casualty reinsurance from unaffiliated insurance companies primarily through reinsurance intermediaries, and USFIC writes surplus lines insurance through independent excess and surplus lines brokers.

         The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters and six month periods ended June 30, 1996 and 1995, respectively.

MEDICAL LINES

(000 omitted)

                                                        Quarter Ended                  Six Months Ended
                                                           June 30                            June 30
                                                 ------------------------------     ------------------------------

                                                  1996       1995       %Change      1996       1995      %Change
                                                  ----       ----       -------      ----       ----      -------
Revenues:
    Premiums earned                             $19,886    $21,366         (7)%    $40,207    $40,938         (2)%
    Commissions and fees                          6,305      6,828         (8)%     12,894     13,248         (3)%
    Investment income                               848        876         (3)%      1,597      1,620         (1)%
                                                -------    -------      -------    -------    -------      ------

    Total revenues                               27,039     29,070         (7)%     54,698     55,806         (2)%
                                                -------    -------      -------    -------    -------      -------

Expenses:
    Losses and loss
       adjustment                                13,557     13,855         (2)%     27,395     26,678         (3)%
    Policy acquisition                            6,863      7,272         (6)%     13,719     13,694         --
    General and
        administrative                            2,312      2,816        (18)%      4,784      5,863         (8)%
                                                -------    -------      -------    -------    -------      -------
    Total expenses                               22,732     23,943         (5)%     45,898     46,235         (1)%
                                                -------    -------      -------    -------    -------      -------
Income before income taxes                      $ 4,307    $ 5,127        (16)%    $ 8,800    $ 9,571         (8)%
                                                =======    =======      =======    =======    =======      =======


         Throughout 1996, the Company has maintained its long-term focus on adherence to underwriting standards balanced against continued competitive pressures in the medical lines segment. These factors reduced medical lines production by 2% in the 1996 six month period and 7% in the 1996 second quarter as compared to the 1995 periods. In turn, loss and loss adjustment and policy acquisition expenses in 1996 as compared to 1995 reflect increases in the cost of healthcare which are not mitigated by corresponding increases in premium rates, as well as higher formula reserves and acquisition expenses incurred in connection with the provider excess line.

PROPERTY/CASUALTY

(000 omitted)

                                                     Quarter Ended                    Six Months Ended
                                                        June 30                            June 30
                                              ---------------------------------    -------------------------------
                                                1996           1995     % Change       1996      1995     % Change
                                                ----           ----     --------       ----      ----     --------
Revenues:
    Premiums earned                          $ 9,821        $ 9,275          6%    $18,652     $16,398       14%
    Investment income                          1,665          1,530          8%      3,339       2,937       14%
                                              -------        -------        ---     ------     -------       ---
    Total revenues                            11,486         10,805          6%     21,991      19,335       14%
                                              -------        ---            ---     ------     -------       ---

Expenses:
    Losses and loss adjustment                 7,295          6,604         10%     14,299      11,421       25%
    Policy acquisition                         1,955          2,213        (12)%     3,973       4,551      (13)%
    General and administrative                   872            714         22%      1,722       1,605        7%
                                             -------        -------        ----     ------      ------       ---
    Total expenses                            10,122          9,531          6%     19,994      17,577       14%
- --------------------------------------       -------        -------        ----     ------      ------       ---
Income before income taxes                   $ 1,364        $ 1,274          7%    $ 1,997     $ 1,758       14%
                                             =======        =======        ====    =======     =======       ===

         The increases in premiums earned during the 1996 periods as compared to the 1995 periods primarily result from the continuing growth of property/casualty operations due to ongoing focused marketing efforts and expansion of its client base.

         Increases in losses and loss adjustment expenses in 1996 as compared to 1995 reflect the Company's continued growth of the casualty business which is reserved at a higher formula loss ratio than property lines, offset in part by the 1995 withdrawal from the plate glass business which generally had a lower loss ratio and higher acquisition expenses. The decrease in policy acquisition expenses in 1996 as compared to 1995 results from a shift in the mix of business and modification of retrocessional reinsurance arrangements.

HOLDING COMPANY

(000 omitted)


                                                    Quarter Ended                    Six Months Ended
                                                       June 30                            June 30
                                                  ----------------------------   ---------------------------

                                                  1996       1995     % Change    1996       1995    %Change
                                                  ------   -------    --------   ------     ------   -------
Revenues:
    Investment income                             $  13    $     5     160%     $    32    $    18      78%

    Realized gains                                   (9)        52    --            726        232     213%
                                                  -----    -------    ------    -------    -------    ----
    Total revenues                                    4         57    --            758        250     203%
                                                  ---      -------    ------    -------    -------    ----
Expenses:
    General and administrative                      195        341     (43)%        418        493     (15)%
    Other                                          --          547    --           --        1,242    --
    Interest                                        699        547      28%       1,379      1,089      27%
                                                  -----    -------    ------    -------    -------    ----
    Total expenses                                  894      1,435      38%       1,797      2,824     (36)%
                                                  -----    -------    ------    -------    -------    ----
Loss before income taxes                          $(890)   $(1,378)    (35)%    $(1,039)   $(2,574)    (60)%

                                                   =====    =======   ======    =======    =======     ====

         In November, 1995, the Company increased its bank loan by $10,000,000, resulting in higher interest expenses in 1996 as compared to 1995. These funds were contributed to the surplus of USF RE to support additional premium growth.

ACCOUNTING POLICIES

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" issued in October, 1995, will be adopted by the Company for the year ending December 31, 1996. Adoption is not expected to have a material effect on the financial statements of the Company.

INFLATION

         The healthcare marketplace has long been subject to the effects of increasing costs for provider services. Such inflation in the costs of healthcare tends to generate higher claims payments generally resulting in increases in premiums for medical lines coverage, and in greater revenues. Management believes various cost control initiatives and the trend toward self-insured plans have stabilized the price spiral and have caused a recent decline in the rate of increase in the cost of healthcare.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants, as well as to meet operating costs. Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under USF RE's and USFIC's reinsurance and insurance contracts, and operating expenses such as salaries, commissions, taxes and general overhead. As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company renegotiated its Credit Agreement effective March 29, 1996. The Credit Agreement with the Company's lender contains certain covenants, restrictions and dividend payment limitations with which the Company was in compliance at June 30, 1996.

         The Company anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1-18 months) and long-term (18 months to 3 years) liquidity needs. While the Company currently has no immediate plans for significant capital outlays, from time to time it contemplates acquisition opportunities that complement its business operations.

         The Company currently invests primarily in the highest grades of bonds, equities, certificates of deposit and short-term instruments. At June 30, 1996, 99% of the fixed income portfolio was in securities rated A or better. All such securities are carried at quoted market values at the latest balance sheet date. The Company does not invest in real estate, derivatives or high yield bonds.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

         As described in prior filings with the Securities and Exchange Commission ("Commission") by the Company, various Federal and state healthcare legislative and regulatory proposals which could impact the financing and delivery of healthcare continue to be considered. The Company cannot predict at this time what impact, if any, adoption of any of these proposals would have on the Company's business. However, based on its review of the latest information it has received, management believes that adoption of such proposals will not have an adverse impact on the Company's business.

         Some of the statements included within Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Condensed Consolidated Financial Statements and related Notes may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are the following: catastrophe losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting an employer's ability to self-insure; the availability of adequate retrocessional insurance coverage at appropriate prices; stock and bond market volatility; the effects of competitive market pressures within the medical or property/casualty insurance marketplaces; the effect of changes required by generally accepted accounting principles or statutory accounting principles; and other risks which are described from time to time in the Company's filings with the Commission.


                            PART II OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's 1996 Annual Meeting of Stockholders ("Annual Meeting") was held on May 22, 1996 in Costa Mesa, California. A total of
5,537,208 shares were present at the Annual Meeting in person or by proxy, representing 94.9% of the 5,834,598 shares of the Company's $.01 par value common stock issued and outstanding on the record date, April 5, 1996, and eligible to vote.

         (b) The Company's board currently consists of seven directors, each serving for three years, who are divided into three classes. Two directors are elected at two Annual Meetings and three directors are elected at a third Annual Meeting. At this Annual Meeting, the Company's stockholders were asked to elect two of the Company's seven directors who would serve for a term of three years expiring at the 1999 Annual Meeting of Stockholders. Management nominated Bernard H. Ross and Kenneth C. Tyler for the two directorships, and no individuals were nominated in opposition to management's slate of directors. Set forth below are the results of the voting for the director nominees as reported by the Inspector of Elections for the Company's Annual Meeting. There were no broker non-votes.

Name                               For                        Withhold
- ------------------               ------------------         --------
Bernard H. Ross                    5,468,948                 68,260
Kenneth C. Tyler                   5,467,948                 69,260

     The directors who are continuing in office are David L. Cargile, John F. Kooken, L. Steven Medgyesy, M.D., Charles L. Schultz, and Howard S. Singer.

         (c) The Company's stockholders were asked to consider three other matters as noted below. The affirmative vote of a majority of the shares of the Company's common stock present at the Annual Meeting in person or by proxy and entitled to vote was required for adoption of each such matter. The results of the vote on these proposals as reported by the Inspector of Elections are set forth below. There were no broker non-votes on any proposal.

         (1) Approval of a proposal to amend the US Facilities Corporation 1991 Employee Stock Option Plan in various aspects as described in the proxy statement prepared and filed with the Commission for the Annual Meeting in accordance with Regulation 14A.

         For                                Against                    Abstain
         --------------                     --------                  ---------
         2,904,553                          803,264                    10,801

         (2) Approval of a proposal to amend the US Facilities Corporation 1991 Directors Stock Option Plan in various aspects as described in the aforenoted proxy statement.

         For                                Against                    Abstain
         -------------                      --------                   --------
         3,523,693                          154,811                    40,114

         (3) Ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP to continue to serve as the Company's independent auditors for the fiscal year ending December 31, 1996.

         For                                Against                    Abstain
         -------------                     --------                    -------
         5,224,476                          307,675                    5,057

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

             3.2, 4.2 Bylaws of US Facilities Corporation, as amended, as presently in effect. Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 24, 1996, and incorporated herein by this reference.

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

                  10.1*    Form of Stock Option Agreement under the
                           US Facilities Corporation Amended and Restated 1991 Employee Stock Option Plan.

                  10.2*    Form of Stock Option Agreement under the
                           US Facilities Corporation 1991 Directors Stock Option Plan Amended and Restated.

                  11* US Facilities Corporation and Subsidiaries Computation of Earnings Per Share.

                  15* Independent Auditors' review report regarding unaudited interim financial information.

                  27*      Financial Data Schedules

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

* Describes exhibits filed with this Quarterly Report on Form 10-Q.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                US FACILITIES CORPORATION



Date:  August 6, 1996                           By: /S/DAVID L. CARGILE
                                                ----------------------------
                                                DAVID L. CARGILE
                                                Chairman of the Board, President
                                                and Chief Executive Officer



Date:  August 6, 1996                           By: /S/MARK BURKE
                                                ----------------------------
                                                MARK BURKE
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)