Form 10-K
period 1996-12-31
US FACILITIES CORP
filed 1997-03-27
CIK 798085

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from  ________ to ________

                        Commission file number: 0-15196

                           US FACILITIES CORPORATION
            (Exact name of Registrant as specified in its charter)

                    DELAWARE                                  33-0097221
        (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)
       650 TOWN CENTER DRIVE, SUITE 1600,
                COSTA MESA, CA.                                 92626
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: 714-549-1600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF SECURITIES               EXCHANGES ON WHICH REGISTERED
             -------------------               -----------------------------
     Common Stock, par value $.01 per share        New York Stock Exchange
          Common Stock Purchase Rights             New York Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Aggregate Market Value of Voting Stock held by non-affiliates of the Registrant as of March 21, 1997: $109,866,435 (5,425,503 shares at the closing price of $20.25 per share). For this purpose, all shares held by officers and directors of the Registrant are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

  Number of Shares of Common Stock of the Registrant outstanding as of March 21, 1997: 5,960,148

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Part II of this Form 10-K. Portions of the Registrant's definitive Proxy Statement to be filed within 120 days after December 31, 1996, are incorporated by reference into Part III of this Form 10-K.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                    PART 1

ITEM 1. BUSINESS

                              GENERAL INFORMATION

  The Registrant, US Facilities Corporation (the "Company"), is a Delaware holding company formed in 1982 which, through its subsidiaries, operates as a specialty insurance group. The Company's two principal operating units are USBenefits Insurance Services, Inc. ("USBenefits") and USF RE INSURANCE COMPANY ("USF RE"). USBenefits underwrites, manages and markets medical stop-loss and provider excess coverages nationwide for The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies ("CNA"), an unaffiliated insurance company, in exchange for management fees. Medical stop-loss insurance protects self-insured employers against the risk of exposure to excessive losses by limiting their liability to a predetermined amount. Self-insured plans permit employers to design employee benefit coverages structured to meet their specific needs, allow employers to exercise more control over their health insurance costs, and provide health coverages that might not otherwise be available. Provider excess coverage limits the financial risks healthcare providers face from medical plans that prepay the providers fixed sums per plan participant (capitated fees) or provide specified rates for services. USBenefits also markets other employee benefits related products on behalf of several national life insurance companies.

  USF RE is a property/casualty reinsurance company whose primary business is the reinsurance of 50% of the medical lines coverages underwritten by USBenefits for Continental and the reinsurance of property/casualty accounts produced by independent sources. Its subsidiary, USF Insurance Company ("USFIC"), writes excess and surplus lines insurance on a direct basis through independent excess and surplus lines brokers.

              FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS

  The Company's operations are classified into two business segments: (1) medical lines (which include the revenues from commissions and fees of the Company, and from reinsurance of 50% of its medical lines business); and (2) property/casualty reinsurance and insurance underwriting. The medical lines segment produced 70%, 73% and 80%, and the property/casualty segment produced 29%, 26% and 20% of the Company's consolidated revenues for 1996, 1995 and 1994, respectively.

  See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also "Note 9" of Notes to CONSOLIDATED FINANCIAL STATEMENTS," incorporated herein by reference from the Company's 1996 Annual Report to Stockholders under Items 7 and 8 hereof, respectively.

                                 MEDICAL LINES

GENERAL

  Since 1980, USBenefits has had a mutually exclusive agreement to underwrite and manage medical lines coverages for Continental or its predecessor. Such agreement provides that USBenefits is responsible for designing medical lines products, marketing the products, underwriting risks, collecting premiums, administering coverage agreements, investigating and settling claims and making claim payments within specified limits. While USBenefits participates in the setting of rates and underwriting standards, which are the ultimate responsibility of Continental, it does not insure any risks in its role as underwriting manager; all insurance risks are borne by Continental and its reinsurers, including USF RE. See "BUSINESS--MEDICAL LINES--MEDICAL LINES REINSURANCE".

  Under its current management agreement with Continental, USBenefits is paid management fees for its services which are a percentage of premiums collected. The management agreement may be terminated by either party at any December 31 upon 90 days prior notice, and can also be terminated upon the occurrence of certain events. The management agreement provides that during its term and for a period ranging from 12 to 18 months following termination, Continental will not solicit or take away USBenefits' customers, and that upon termination USBenefits has the right to the expirations and renewals of the medical lines business. The Company believes that these provisions permit USBenefits to move the medical lines business to another insurance company if its relationship with Continental were to terminate. Alternatively, USBenefits could write medical lines coverages on a direct basis through its affiliate, USF RE, which is currently licensed to issue such coverage in 42 states and the District of Columbia.

  USBenefits also markets various employee benefits insurance products on behalf of several large national life insurance companies. Other than Continental, no one insurance company, third party administrator ("TPA") or insurance producer accounts for 10% or more of USBenefits' revenues.

  During 1995 the Company determined that its medical bill review business was no longer viable and terminated its operations in May. Consolidated pre-tax results for 1995 and 1994 include losses from this bill review operation of $1,156,000 and $1,137,000, respectively.

MARKETING

  USBenefits markets and distributes its medical lines products through a network of TPAs, insurance agents, brokers and consultants (collectively "Producers"). Producers have non-exclusive arrangements with USBenefits that enable them to submit requests for coverage quotations on behalf of their clients. Continental may pay a fee or commission to Producers for placing the coverage, the amount of which is based on a percentage of the premium written and is negotiated on a case-by-case basis. Additionally, USBenefits may pay an annual production bonus to Producers based on the amount of new business and rate of retention of accounts during the calendar year. USBenefits markets its products to a variety of employers, including both large and small employee groups.

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

  Medical stop-loss coverage is written on a basic form which can be customized to meet the employer's individual needs and ability to retain risk. Medical stop-loss coverage indemnifies only the employer for its obligations under its self-insured plan of medical benefits; no plan participant or beneficiary is covered by the medical stop-loss policy.

  Provider Excess. In 1994 USBenefits commenced the marketing, underwriting and managing of a provider excess product on behalf of Continental. This product limits the exposure which providers of medical services incur when they enter into capitated fee arrangements; it protects these providers from excessive losses that can arise when expenses exceed a predetermined level. Continental pays USBenefits management fees for its services, which are a percentage of premiums collected.

UNDERWRITING MANAGEMENT

  Under its agreement with Continental, USBenefits, with the assistance of USF RE, provides the services necessary to underwrite and service the medical lines business, including, but not limited to: (i) selecting Producers; (ii) accepting medical lines risks and issuing coverage agreements on behalf of Continental within mutually agreed upon underwriting and pricing guidelines; and (iii) processing claims for reimbursement under policies on behalf of Continental.

MEDICAL LINES REINSURANCE

  USF RE reinsures a portion of the medical lines business underwritten by USBenefits. Under the reinsurance agreement with Continental, USF RE is responsible for 50% of Continental's liability under such contracts issued through USBenefits. Continental's liability under medical stop-loss contracts varies per account, but in no event can exceed $2,000,000 lifetime per individual self-insured plan participant or $2,000,000 in the aggregate per agreement year for each self-insured employer account. Continental's liability under provider capitation contracts generally is limited to a maximum of $1,000,000 per individual participant and up to a maximum of $5,000,000 for all participants. In addition, USF RE is responsible for a proportionate share of loss adjustment expenses and any liability incurred by Continental for extra-contractual or punitive damages.

  The amount of premium ceded by Continental to USF RE under the reinsurance agreement is equal to a proportionate share of the original gross premiums written by Continental, less a ceding commission paid by USF RE to Continental which covers Continental's costs of acquiring and servicing such business.

                        PROPERTY/CASUALTY UNDERWRITING

GENERAL

  USF RE underwrites property/casualty reinsurance which it secures from numerous reinsurance intermediaries and directly from unaffiliated insurance companies. USF RE is licensed to write various lines of insurance in 47 states, the District of Columbia and Puerto Rico. USF RE and USFIC both carry an A (Excellent) rating from A.M. Best Company. During the third quarter of 1995, USF RE ceased writing plate glass insurance, which accounted for 3% and 5%, of USF RE's premiums earned in 1995 and 1994, respectively.

PROPERTY/CASUALTY REINSURANCE

  Gross premiums written by the Company's property/casualty segment were $65,850,000 in 1996, an increase of 29% as compared to 1995 premiums written of $50,915,000, which was an increase of 42% over $35,760,000 in premiums written during 1994. The ceding companies of one client organization accounted for a total of 23%, 27% and 17% of gross premiums written in the property/casualty segment in 1996, 1995 and 1994, respectively.

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

  Product Lines. USF RE concentrates its casualty writings on three principal lines: general liability, commercial automobile liability and products liability. USF RE provides casualty reinsurance for primary as well as excess policies, with the majority of its writing in low excess layers. USF RE provides a broad range of reinsurance coverages for most types of property exposures, subject to adequate underwriting information and proper rates and forms. All Risk and Difference in Conditions coverages respresent the majority of property premiums written; other coverages include fire and extended coverage, as well as allied lines and inland marine.

  Retrocessions. USF RE has entered into retrocession (reinsurance) agreements which mitigate USF RE's exposure to losses and therefore allow it to increase the limits it can offer on each property/casualty account. Other retrocession agreements protect against catastrophic losses. Management believes this coverage is adequate to protect the Company from excessive catastrophic losses.

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

  Surplus Lines. USFIC, a Pennsylvania domiciled insurance company, is eligible to offer surplus lines coverages in 33 states, the District of Columbia and the U.S. Virgin Islands and is also licensed as an admitted insurer in New York and Florida. Since acquiring USFIC in 1991, USF RE has increased USFIC's policyholders' surplus to over $16,000,000 at December 31, 1996. USFIC's business consists primarily of writing commercial property/ casualty coverages on a surplus lines basis. USFIC's operations contributed 13%, 13% and 8% of the property/casualty underwriting segment's premiums earned in 1996, 1995 and 1994, respectively.

                        STATUTORY FINANCIAL INFORMATION

COMBINED RATIO

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

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1996    1995     1994
                                                       -------- ------- --------
   Loss ratio.........................................     71.0    67.6     69.1
   Underwriting expense ratio.........................     31.4    32.1     34.7
                                                       -------- ------- --------
   Combined ratio.....................................    102.4    99.7    103.8
                                                       ======== ======= ========

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

  Reserves are adjusted from time to time based on monitoring by the insurer. USF RE conducts, on a quarterly basis, an in-depth analysis of its incurred but not reported losses and bulk reserves relative to recent experience and trends, and adjusts such reserves upward or downward as necessary to maintain the reserves at a level which USF RE deems to be sufficient to provide for all claims incurred through the reporting date. Such reserves are regularly reviewed by USF RE's independent actuaries.

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

  The following table reconciles USF RE's consolidated reserve for losses and LAE from SAP to amounts based on GAAP:

                                                           DECEMBER 31, 1996
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
   Statutory loss and LAE reserves..................... $72,385 $62,420 $56,304
   Reserves ceded to reinsurers........................  22,265  16,426  13,292
   Provision for uncollectible reinsurance.............      18      48      51
                                                        ------- ------- -------
   GAAP loss and LAE reserves.......................... $94,668 $78,894 $69,647
                                                        ======= ======= =======

  Except for the foregoing, there is no difference in USF RE's reserves for losses and LAE whether determined in accordance with GAAP or SAP.

  The table below provides a reconciliation of beginning and ending consolidated statutory liability balances as of December 31, 1996, 1995 and 1994. Management will continue to evaluate and monitor reserves on all of its businesses, and management believes that USF RE's consolidated reserves at December 31, 1996 are adequate to cover the ultimate cost of settlement of all losses incurred through that date.

                                                          DECEMBER 31
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Reserves for losses and LAE at beginning of
    period.......................................   $62,420   $56,304   $51,358
   Incurred losses and LAE:
    Provision for losses and LAE for claims oc-
     curring in the current
     year........................................    83,485    74,935    61,941
    Increase in estimated losses and LAE for
     claims occurring in prior years.............     4,688     2,808     2,425
   Payments:
    Losses and LAE payments for claims occurring
     during:
     The current year............................   (43,287)  (39,511)  (33,345)
     Prior years.................................   (34,921)  (32,116)  (26,075)
                                                   --------  --------  --------
     Reserve for losses and LAE at end of period.   $72,385   $62,420   $56,304
                                                   ========  ========  ========

  The table on the following page presents the development of USF RE's consolidated statutory balance sheet liability for losses and LAE for 1986 through 1996. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at December 31 for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported. Insurance and reinsurance companies establish reserves for losses incurred, but not yet paid, in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business which requires the use of informed judgments and estimates. Estimating loss reserves is a process where many factors can ultimately affect the final settlement of a claim and, therefore, the ultimate reserve that is needed. In addition, time can be a critical part of reserving determinations, since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amounts may be. In 1996, changes in the payment patterns experienced within the Company's medical lines segment produced adjustments to factors applied to actuarial models resulting in increases in estimated losses and LAE for claims occurring in prior years. Loss and loss adjustment expense reserve development is reviewed on a regular basis, incorporating analyses of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. As additional experience and other data become available, the Company's actuarial estimates may be revised and impact earnings.

  The upper portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years. The material increase in loss reserves beginning in 1986 is primarily attributable to USF RE's commencement of and, thereafter, significant growth in its reinsurance business. The cumulative redundancy or deficiency represents the total change in reserves from the original balance sheet date to December 31, 1996, and is a measure of the accuracy of the original estimate. The significant deficiencies shown for years 1986 and 1987 are related to the aforementioned discontinued GL/SMP lines of business. Such increases related to losses incurred in 1983 through 1984, and therefore affect reserve amounts in all years from 1986 through 1996.

  The lower portion of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year, and a reconciliation of the gross and net amounts for the latest three years.

                             1986     1987     1988     1989     1990     1991     1992     1993     1994      1995      1996
                            ------   ------   -------  -------  -------  -------  -------  -------  -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
 Net Liability for
  Losses/LAE--
  End of Year............   $6,462   $8,623   $17,660  $28,697  $35,975  $36,481  $45,483  $51,358  $56,304   $62,420   $72,385
 Net Liability re-
 estimated as of:
 1 year later............    8,736   11,143    17,003   29,715   33,871   37,528   47,119   53,783   59,112    67,108
 2 years later...........   10,233   11,622    17,752   29,619   32,720   36,381   47,482   52,625   56,601
 3 years later...........   10,788   12,370    18,290   29,694   31,654   36,037   46,786   50,185
 4 years later...........   11,299   12,717    18,294   28,581   30,222   34,529   42,785
 5 years later...........   11,702   12,154    18,063   27,392   29,610   31,614
 6 years later...........   11,091   12,288    17,994   26,815   27,111
 7 years later...........   11,205   12,326    17,707   25,647
 8 years later...........   11,244   12,314    17,496
 9 years later...........   11,222   12,271
 10 years later..........   11,189
 Net Cumulative
 redundancy/(deficiency).   (4,727)  (3,648)      164    3,050    8,864    4,867    2,698    1,172     (297)   (4,688)
 Cumulative %............      (73)%    (42)%       1%      11%      25%      13%       6%       2%      (1)%      (8)%
 Paid (cumulative) as of:
 1 year later............    5,616    6,988     9,373   14,255   13,918   14,516   22,190   26,075   32,115    34,921
 2 years later...........    6,734    8,424    11,676   18,265   17,497   17,832   26,374   33,952   38,884
 3 years later...........    7,881    9,638    14,959   21,095   19,946   20,164   31,747   38,488
 4 years later...........    8,766   11,472    15,693   21,833   21,276   24,004   34,347
 5 years later...........   10,509   11,741    15,927   22,653   22,868   25,672
 6 years later...........   10,732   11,920    16,606   23,480   23,281
 7 years later...........   10,899   12,028    16,122   23,606
 8 years later...........   10,998   12,042    16,170
 9 years later...........   11,012   12,091
 10 years later..........   11,061

                                            1992   1993    1994    1995    1996
                                           ------ ------  ------  ------  ------
Gross Liability--End of Year.............. 51,803 58,542  69,597  78,846  94,650
Reinsurance Recoverable...................  6,320  7,184  13,293  16,426  22,265
Net Liability--End of Year................ 45,483 51,358  56,304  62,420  72,385
Gross Re-Estimated Liability-Latest....... 49,646 58,558  72,011  84,666
Re-Estimated Recoverable-Latest...........  6,861  8,373  15,410  17,558
Net Re-Estimated Liability-Latest......... 42,785 50,185  56,601  67,108
Gross Cumulative Deficiency...............  2,157    (16) (2,414) (5,820)

INVESTMENTS

  For information, see "Note 1 (c) and Note 2 of Notes to Consolidated Financial Statements," incorporated by reference from the Company's Annual Report to Stockholders under Item 8 herein.

                                  COMPETITION

  The insurance and reinsurance industries are highly competitive and consist of a large number of companies, many of which have financial resources, employees, facilities and experience substantially in excess of those of the Company.

MEDICAL LINES

  The medical lines business is highly competitive and involves a diversified field of participants from small, start-up operations to large, well-established organizations such as USBenefits. In the past few years there has been significant growth in the number of medical lines providers. Currently the Company believes that there are over 200 providers of medical stop-loss coverage, as compared to approximately 120 providers in 1990. Based on its over-15 years of experience in the medical stop-loss business, the Company believes that it is the largest single issuer of medical stop-loss coverage in the United States. However, other large and established companies offer medical lines products and services similar to those offered by USBenefits.

  USBenefits currently relies primarily on its long-standing relationships with independent TPAs as a source of business, as well as newer relationships with insurance agents, brokers and consultants. USBenefits must compete for its business by offering competitively priced products, providing high quality, timely services and paying commissions which are competitive. USBenefits believes that the financial strength of Continental and its A- (Excellent) rating from A.M. Best Company are positive factors in USBenefits' competitive position.

PROPERTY/CASUALTY REINSURANCE

  Competition in the reinsurance business is based on many factors, including a reinsurer's perceived overall financial strength, premiums charged, A.M. Best Company rating, services offered, claims handling, experience in the lines of business written and the number of jurisdictions in which a reinsurer is authorized to do business. During 1996 surplus capacity in the industry caused changes in demand and rates in the various sectors of the reinsurance marketplace. Although these factors result in highly competitive market conditions, the combination of increasing surplus levels, strict underwriting standards and A (Excellent) rating from A.M. Best Company provide a strong position for USF RE to continue property/casualty growth.

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

SURPLUS LINES

  Competition in the surplus lines area involves the same factors and considerations as with any insurance operation: the financial strength of the carrier, the premiums charged, the A.M. Best Company rating, the services offered, the timeliness of claims handling, experience in the lines of business written, relationships with brokers and the number of jurisdictions in which the carrier is authorized to do business.

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

PROPERTY/CASUALTY

  Historically the property/casualty reinsurance business had not been subject to extensive regulation. However, reinsurance is now under closer scrutiny by state agencies, as evidenced by the promulgation by the NAIC of several model laws and regulations. Additionally, legislative initiatives are being considered at the federal level to regulate the solvency of insurance and reinsurance companies. Management expects this trend toward greater regulation of the insurance and reinsurance industries to continue. At this time management cannot anticipate what impact, if any, such regulation would have on the Company's operations.

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

MEDICAL LINES

  State regulation of self-insured medical plans is preempted by the Employee Retirement Income Security Act of 1974 ("ERISA"). However, as medical stop-loss has grown in importance, states have attempted to circumvent ERISA's preemption by seeking to assert their regulatory authority over insurance companies writing medical stop-loss coverages and related service providers, such as USBenefits.

  The NAIC has adopted a model Managing General Agents Law, the substance of which has been enacted in 49 states and the District of Columbia. This model law requires the licensing of managing general agents that perform certain functions on behalf of insurance companies, such as underwriting together with claims settlement and payment. It also imposes certain requirements with respect to the content of agreements between insurance companies and managing general agents. USBenefits is licensed or registered as a managing general agent or third party administrator in various states. It is also licensed directly, or through one or more of its employees, in 47 states as an accident and health insurance agent and in 36 states as a property/casualty insurance agent.

STATE INSURANCE HOLDING COMPANY LAWS

  The Company, its stockholders, and its insurance company subsidiaries are subject to the Insurance Holding Company Acts of the Commonwealth of Massachusetts where USF RE is domiciled, the State of California where USF RE has been deemed to be "commercially domiciled" and the Commonwealth of Pennsylvania where USFIC is domiciled. Generally these Insurance Holding Company Acts prohibit any person from acquiring "control" of a domestic insurer, or of a company controlling a domestic insurer, without prior approval of the insurance commissioner of such insurer's state of domicile. Control is presumed to exist through ownership or the right to acquire 10% or more of the stock of the insurer; but this presumption may be rebutted. These Insurance Holding Company Acts require holding companies and their insurance subsidiaries to register and file on a regular basis reports which include information concerning their capital structure, ownership and financial condition. Certain transactions between members of the holding company group are subject to fairness and reasonableness standards, and notice of such transactions must be given to the Commissioners of Insurance of Massachusetts and Pennsylvania 30 days prior to entering into such transactions, during which time the Commissioners of these states may indicate their disapproval. Further, the California Holding Company Act requires approval of material transactions of an extraordinary type.

  The amount of dividends which USF RE is permitted to pay the Company is limited by the insurance laws of Massachusetts and California. USF RE must give notice to the Massachusetts and California Insurance Commissioners of all dividends and other distributions to stockholders within five business days after they are declared, and may not pay such dividends until ten business days after receipt by both Commissioners of the required notices. Following such dividends or distributions, USF RE's surplus to policyholders must be reasonable in relation to its outstanding liabilities and adequate for its financial needs. In addition, USF RE may not pay any "extraordinary" dividend or distribution until 30 days after the Massachusetts and California Insurance Commissioners have received notice of such dividend or distribution, and until both Commissioners have either (i) not disapproved such payment within such 30-day period, or (ii) approved such payment within such 30-day period. For 1997, the amount which may be paid in dividends by USF RE without prior regulatory approval is $10,988,000. The amount of dividends which USFIC may pay to USF RE is subject to similar restrictions under the laws of Pennsylvania. Since being acquired by the Company, neither USF RE nor USFIC has paid any dividends. Further, under changes adopted during the latter part of 1996, USF RE may no longer continue to be "commercially domiciled" in California as of 1997.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

  As noted in prior filings with the Securities and Exchange Commission by the Company, various Federal and state healthcare legislative and regulatory proposals which could impact the financing and delivery of healthcare have been considered. The 104th Congress enacted certain of those proposals, some of which cover self-insured medical benefit plans. Management cannot predict at this time what impact, if any, these enactments would have on the Company's medical lines business. However, based on management's review of the latest information received, management believes that these enactments will not have an adverse impact on the Company's business.

  Some of the statements included within this Item 1 and Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in the Consolidated Financial Statements and related Notes (incorporated herein by reference from the Company's 1996 Annual Report to Stockholders under items 7 and 8 hereof, respectively) may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are: catastrophe losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting an employer's ability to self-insure; the availability of adequate retrocessional insurance coverage at appropriate prices; a downturn in the general economy; the effects of competitive market pressures within the medical stop-loss or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission.

                                   EMPLOYEES

  As of March 21, 1997 the Company had 183 full-time employees. No employees are represented by labor unions, and management considers its employee relations to be excellent.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are:

          NAME           AGE                             POSITION
          ----           ---                             --------
David L. Cargile........  51 Chairman, President and Chief Executive Officer
Howard S. Singer........  51 Executive Vice President-Corporate Finance and Investor Relations
John T. Grush...........  48 Senior Vice President
Mark Burke..............  52 Senior Vice President, Chief Financial Officer and Treasurer
Jose A. Velasco.........  42 Senior Vice President, Secretary and General Counsel
Craig J. Kelbel.........  43 Senior Vice President

  All executive officers have been employed by the Company for more than five years. There are no family relationships among any of the executive officers of the Company. There have been no events under bankruptcy or insolvency laws, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

ITEM 2. PROPERTIES

  The principal executive offices of the Company and its subsidiaries are located in 40,281 square feet of leased office space at 650 Town Center Drive, Costa Mesa, California. The lease on this facility was renewed for the period from October 1, 1995 through March 31, 2007, with a five-year option to extend. Additional offices are maintained in leased premises in Chicago, Illinois; Philadelphia, Pennsylvania; Atlanta, Georgia; Tulsa, Oklahoma; Troy, Michigan and Phoenix, Arizona.

ITEM 3. LEGAL PROCEEDINGS

  From time to time the Company is a party to legal proceedings incidental to its business, none of which individually or in the aggregate is considered by the Company to be material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitaion of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company paid quarterly cash dividends of $.06 and $.05 per share in 1996 and 1995, respectively. In addition, material appearing under the captions "Stockholder Information" and "Stock Price Information" in the 1996 Annual Report to Stockholders of US Facilities Corporation (the "Annual Report") is hereby incorporated by this reference.

  On May 22, 1996, the Company sold 10,000 shares of common stock to Howard S. Singer, an officer and director of the Company, for $5.04 per share, and on September 13, 1996 sold 10,000 shares for $11.88 per share and 10,000 shares for $13.00 per share. Such shares were acquired upon exercise of stock options purchased in 1991 by a corporation controlled by Mr. Singer. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities act of 1933, as amended. Mr. Singer executed an Investment Representation certifying that he acquired the shares for his own account, for investment purposes and not with a view to the resale thereof.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Material appearing under the captions "Report on Consolidated Financial Statements" and "Independent Auditors' Report" and contained in the Company's Consolidated Financial Statements and Notes thereto in the Company's Annual Report is hereby incorporated by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors and executive officers of the Registrant as required by Items 401 and 405 of Regulation S-K is set forth in Part I of this Form 10-K under the caption "EXECUTIVE OFFICERS OF THE COMPANY" and under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders scheduled to be held on May 14, 1997, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996 (the "Proxy Statement"), and is hereby incorporated by this reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS," "COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION," and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's Proxy Statement, and is hereby incorporated by this reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form 10-K:

    (i) The following is a list of financial statements, together with reports thereon, filed as part of this Form 10-K, all of which have been incorporated herein by reference to the material in the Company's Annual Report as described under Item 8 of this Form 10-K:

    Report on Consolidated Financial Statements
    Consolidated Income Statements--Years ended December 31, 1996, 1995 and
    1994
    Consolidated Balance Sheets--December 31, 1996 and 1995
    Consolidated Statements of Stockholders' Equity-- at December 31, 1994, 1995, and 1996
    Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994
    Notes to Consolidated Financial Statements
    Independent Auditors' Report

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

    (iii) The following is a list of exhibits required to be filed as part of this Form 10-K by Item 601 of Regulation S-K:

 3.1, 4.1 Restated Certificate of Incorporation, as amended, as presently in effect. Filed as Exhibits 3.1 and 3.1.1 to the Company's Form S-1
           Registration Statement declared effective by the Securities and Exchange Commission ("Commission") on October 31, 1986 (the "S-1
           Registration Statement"), and incorporated herein by this reference;
           and as Exhibit 3 to the Company's Current Report on Form 8-K dated
           May 24, 1990, and incorporated herein by this reference.
 3.2, 4.2  Bylaws of the Company, as amended, as presently in effect. Filed as
           Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "June 1994 Form 10-Q"), and incorporated herein by this reference.
      4.3* Stock Certificate of the Company (complying with New York Stock
           Exchange requirements).

  4.4        Rights Agreement. Filed as Exhibit 2 to the Company's Current
             Report on Form 8-K dated May 24, 1990, and incorporated herein by this reference.
  4.5        First Amendment to Rights Agreement. Filed as Exhibit 1 to the
             Company's Current Report on Form 8-K dated January 16, 1992, and incorporated herein by this reference.
  4.6        Second Amendment to Rights Agreement. Filed as Exhibit 10.1 to the
             Company's Current Report on Form 8-K dated April 29, 1994, and incorporated herein by this reference.
  4.7        Third Amendment to Rights Agreement. Filed as Exhibit 4 to the
             Company's Current Report on Form 8-K dated September 28, 1995, and incorporated herein by this reference.
  9          Not applicable.
 10          Material Contracts.
 10.1        Agreement of Employment between the Company and David L. Cargile dated August 4, 1994, and Amendment to Agreement of Employment
             dated July 21, 1995. Filed as Exhibit 10.2 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             1994 (the "September 1994 Form 10-Q") and as Exhibit 10.4(i) to
             the Company's Annual Report on Form 10-K for the year ended
             December 31, 1995 (the "1995 Form 10-K"), respectively, and incorporated herein by this reference.
 10.2*       Agreement of Employment between the Company and David L. Cargile effective as of November 1, 1996.
 10.3*       Agreement of Employment between the Company and Howard S. Singer effective as of November 1, 1996.
 10.4*       Agreement of Employment between the Company and Craig J. Kelbel effective as of November 1, 1996.
 10.5(i)     Severance Agreement dated May 24, 1994 between the Company and
             Howard S. Singer. Filed as Exhibit 10.2 to the Company's June 1994
             Form 10-Q, and incorporated herein by this reference.
 10.5(ii)    Severance Agreement dated May 24, 1994 between the Company and
             David L. Cargile. Filed as Exhibit 10.3 to the Company's June 1994
             Form 10-Q, and incorporated herein by this reference.
 10.5(iii)   Severance Agreement dated May 24, 1994 between the Company and
             John T. Grush. Filed as Exhibit 10.4 to the Company's June 1994
             Form 10-Q, and incorporated herein by this reference.
 10.5(iv)    Severance Agreement dated May 24, 1994 between the Company and
             Mark Burke. Filed as Exhibit 10.5 to the Company's June 1994 Form
             10-Q, and incorporated herein by this reference.
 10.5(v)     Severance Agreement dated May 24, 1994 between the Company and
             Jose A. Velasco. Filed as Exhibit 10.6 to the Company's June 1994
             Form 10-Q, and incorporated herein by this reference.
 10.5(vi)    Severance Agreement dated May 24, 1994 between the Company and
             Craig J. Kelbel. Filed as Exhibit 10.14(v) to the Company's 1995
             Form 10-K, and incorporated herein by this reference.
 10.5(vii)*  Amendment dated December 4, 1996 to Severance Agreement between the Company and David L. Cargile.
 10.5(viii)* Amendment dated December 4, 1996 to Severance Agreement between the Company and Howard S. Singer.
 10.5(ix)*   Amendment dated December 4, 1996 to Severance Agreement between the Company and John T. Grush.
 10.5(x)*    Amendment dated December 4, 1996 to Severance Agreement between the Company and Craig J. Kelbel.
 10.5(xi)*   Amendment dated December 4, 1996 to Severance Agreement between the Company and Mark Burke.

  10.5(xii)* Amendment dated December 4, 1996 to Severance Agreement between the Company and Jose A. Velasco.
  10.6(i) Lease Agreement dated May 28, 1985 between Center Tower Associates and US Benefits, Inc. Filed as Exhibit 10.13 to the Company's S-1
             Registration Statement, and incorporated herein by this reference.
  10.6(ii)   First Amendment dated November 24, 1986 to Lease Agreement between
             Center Tower Associates and the Company as assignee of US
             Benefits, Inc. Filed as Exhibit 10.26 to the Company's Form S-2
             Registration Statement declared effective by the Commission on December 4, 1991 ( the "S-2 Registration Statement"), and incorporated herein by this reference.
  10.6(iii)  Second Amendment dated July 8, 1992 to Lease Agreement between
             Center Tower Associates and the Company. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended
             December 31, 1992, and incorporated herein by this reference.
  10.6(iv)   Third Amendment dated May 4,1993 to Lease Agreement between Center
             Tower Associates and the Company. Filed as Exhibit 10.18 to the
             Company's Annual Report on Form 10-K for the year ended December
             31, 1993 ( the "1993 Form 10-K"), and incorporated herein by this reference.
  10.6(v)    Fourth and Fifth Amendments dated August 29, 1994 and October 1,
             1995, respectively, to Lease Agreement between Center Tower
             Associates and the Company. Filed as Exhibit 10.18(i) to the Company's 1995 Form 10-K, and incorporated herein by this reference.
  10.7(i) Management Agreement No. 1 dated October 3, 1994 (with Addenda) between The Continental Insurance Company and USBenefits Insurance
             Services, Inc. Filed as Exhibit 10.1 to the Company's September
             1994 Form 10-Q, and incorporated herein by this reference.
  10.7(ii)   Additional Addenda to Management Agreement No.1 between The
             Continental Insurance Company and USBenefits Insurance Services,
             Inc. Filed as Exhibit 10.19(i) to the Company's 1995 Form 10-K and incorporated herein by this reference.
  10.8(i)    Quota Share Retrocession Agreement dated July 11, 1986 between The
             Continental Insurance Company, as successor to Harbor Insurance
             Company by assumption, and USF RE INSURANCE COMPANY, as amended.
             Filed as Exhibit 10.47 to the Company's S-2 Registration
             Statement, and incorporated herein by this reference.
  10.8(ii)   Amendment dated January 16, 1991 to Quota Share Retrocession
             Agreement between The Continental Insurance Company and USF RE
             INSURANCE COMPANY. Filed as Exhibit 10.21 to the Company's 1993
             Form 10-K, and incorporated herein by this reference.
  10.8(iii)  Amendment dated October 3, 1994 to Quota Share Retrocession
             Agreement between The Continental Insurance Company and USF RE
             INSURANCE COMPANY. Filed as Exhibit 10.21(i) to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.
  10.9(i) Credit Agreement dated as of December 20, 1994 between the Company and Fleet National Bank of Connecticut (formerly known as Shawmut
             Bank Connecticut, N.A.), including Revolving Note and Pledge
             Agreement. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference.
  10.9(ii)   First and Second Amendments to the Credit Agreement between the
             Company and Fleet National Bank of Connecticut. Filed as Exhibit
             10.1 to the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and September 30, 1996, respectively, and incorporated herein by this reference.
 10.10(i)    US Facilities Corporation Amended 1988 Employee Stock Option Plan.
             Filed as Appendix 3 to the Company's Preliminary Proxy Statement for the May 14, 1997 Annual Meeting of Stockholders, which was filed with the Commission on March 11, 1997, and incorporated herein by this reference.

 10.11      US Facilities Corporation Amended and Restated 1991 Employee Stock
            Option Plan. Filed as Appendix 2 to the Company's Preliminary Proxy
            Statement for the May 14, 1997 Annual Meeting of Stockholders,
            which was filed with the Commission on March 11, 1997, and incorporated herein by this reference.
 10.12      Form of Stock Option Agreement under the US Facilities Corporation
            Amended and Restated 1991 Employee Stock Option Plan. Filed as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1996 (the "June 1996 Form 10-Q"), and incorporated herein by this reference
 10.20(i)   US Facilities Corporation 1988 Directors Stock Option Plan. Filed
            as Exhibit B to the Company's Proxy Statement for the May 25, 1988
            Annual Meeting of Stockholders, and incorporated herein by this reference.
 10.20(ii)  US Facilities Corporation 1991 Directors Stock Option Plan Amended
            and Restated. Filed as Exhibit B to the Company's Proxy Statement
            for the May 22, 1996 Annual Meeting of Stockholders, and
            incorporated herein by this reference.
 10.20(iii) Form of Stock Option Agreement under the US Facilities Corporation
            1991 Directors Stock Option Plan Amended and Restated. Filed as
            Exhibit 10.2 to the Company's June 1996 Form 10-Q, and incorporated herein by this reference
 10.21      US Facilities Corporation Amended Incentive Compensation Program.
            Filed as Exhibit 10.26 to the Company's 1995 Form 10-K, and
            incorporated herein by this reference.
 10.22      US Facilities Corporation 1997 Long-Term Incentive-Performance Unit
            Plan, including form of Plan Agreement. Filed as Appendix 1 to the
            Company's Preliminary Proxy Statement for the May 14, 1997 Annual
            Meeting of Stockholders, which was filed with the Commission on
            March 11, 1997, and incorporated herein by this reference.
 10.23*     US Facilities Corporation Non-Qualified Deferred Compensation Plan,
            including form of Plan Agreement.
    11*     The US Facilities Corporation and Subsidiaries Computation of
            Earnings Per Share.
    12      Not applicable.
    13*     US Facilities Corporation 1996 Annual Report to Stockholders (filed with the Commission only to the extent it is specifically
            incorporated by reference in this Form 10-K).
    18      Not applicable.
    19      Not applicable.
    21*     Subsidiaries of US Facilities Corporation.
    22      Not applicable.
    23*     Independent Auditors' Consent dated March 26, 1997.
    24      Not applicable.
    27*     Financial Data Schedules

  (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.
--------
* Describes a document filed with the Annual Report on Form 10-K for the year ended December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1997                    US FACILITIES CORPORATION

                                        By /s/   DAVID L. CARGILE
                                           ------------------------------
                                                 David L. Cargile
                                               Chairman of the Board
                                              Chief Executive Officer
                                                   and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               SIGNATURE                              TITLE                    DATE
               ---------                              -----                    ----
            /s/ MARK BURKE
----------------------------------------
               Mark Burke                 Senior Vice President, Chief
                                          Financial Officer and
                                          Treasurer (Principal
                                          Financial and Accounting
                                          Officer)                      March 26, 1997

         /s/ DAVID L. CARGILE
----------------------------------------
            David L. Cargile              Chairman of the Board, Chief
                                          Executive Officer and
                                          President (Principal
                                          Executive Officer)            March 26, 1997

          /s/ JOHN F. KOOKEN
----------------------------------------
            John F. Kooken                Director                      March 26, 1997

        /s/ L. STEVEN MEDGYESY
----------------------------------------
           L. Steven Medgyesy             Director                      March 26, 1997

         /s/ BERNARD H. ROSS
----------------------------------------
            Bernard H. Ross               Director                      March 26, 1997


        /s/ CHARLES L. SCHULTZ
----------------------------------------
           Charles L. Schultz             Director                      March 26, 1997

         /s/ HOWARD S. SINGER
----------------------------------------
            Howard S. Singer              Director and Executive Vice
                                          President-Corporate Finance
                                          and Investor Relations        March 26, 1997

         /s/ KENNETH C. TYLER
----------------------------------------
            Kenneth C. Tyler              Director                      March 26, 1997

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

                         INDEPENDENT AUDITORS' REPORT

  Under date of February 4, 1997, we reported on the consolidated balance sheets of US Facilities Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated income statements, statements of stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 as contained in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

  In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG PEAT MARWICK LLP

Los Angeles, California
February 4, 1997

                  US FACILITIES CORPORATION AND SUBSIDIARIES

                       SCHEDULE I-SUMMARY OF INVESTMENTS

                               DECEMBER 31, 1996

                                                                    AMOUNT AT
                                                                    WHICH SHOWN
                                                                    ON BALANCE
                                                COST(1)   VALUE(1)   SHEET(1)
                                               ---------  -------- ------------
                                                   (DOLLARS IN THOUSANDS)
Fixed maturities:
Bonds:
 United States Government agencies and author-
  ities....................................... $  13,265  $ 13,421   $ 13,421
 States, municipalities and political subdivi-
  sions.......................................    89,996    93,265     93,265
 Foreign governments..........................       529       554        554
 All other corporate bonds....................    46,884    48,240     48,240
                                               ---------  --------   --------
  Total fixed maturities......................   150,674   155,480    155,480
Equity securities:
 Preferred stocks:
  Industrial and miscellaneous................       250       256        256
 Common stocks:
  Industrial and miscellaneous................    16,046    20,114     20,114
                                               ---------  --------   --------
  Total.......................................    16,296    20,370     20,370
Other invested assets.........................       863       863        863
Short-term investments........................    17,639    17,639     17,639
                                               ---------  --------   --------
Total investments.............................  $185,472  $194,352   $194,352
                                               =========  ========   ========

(1) Cost represents the amortized cost of investments to the Company. Value represents current market value. Amount at which investments are shown on the balance sheet represents current market value as required by SFAS No. 115.

                   US FACILITIES CORPORATION AND SUBSIDIARIES

                    SCHEDULE II-CONDENSED INCOME STATEMENTS

                           US FACILITIES CORPORATION
                             (PARENT COMPANY ONLY)

                                                      YEAR ENDED DECEMBER 31,
                                                       1996     1995     1994
                                                      -------  -------  ------
                                                      (DOLLARS IN THOUSANDS)
Revenues:
 Dividends from subsidiaries......................... $ 4,000  $ 6,000  $2,500
 Other...............................................      58       49      13
                                                      -------  -------  ------
  Total revenues.....................................   4,058    6,049   2,513
 Operating expenses:
 Other general and administrative....................     896    1,723     648
 Restructuring.......................................     --       --      654
 Interest............................................   2,610    2,259      48
                                                      -------  -------  ------
  Total operating expenses...........................   3,506    3,982   1,350
Other expenses:
 Unusual charges related to unsolicited takeover
  proposal...........................................     --       --    2,029
                                                      -------  -------  ------
Income (loss) before income taxes....................     552    2,067    (866)
 Income tax benefits.................................  (1,652)  (2,324) (1,008)
                                                      -------  -------  ------
Income before equity in earnings of subsidiaries.....   2,204    4,391     142
 Equity in earnings of subsidiaries..................  12,816    9,463   6,096
                                                      -------  -------  ------
Net income........................................... $15,020  $13,854  $6,238
                                                      =======  =======  ======

                   US FACILITIES CORPORATION AND SUBSIDIARIES

                      SCHEDULE II-CONDENSED BALANCE SHEETS

                           US FACILITIES CORPORATION
                             (PARENT COMPANY ONLY)

                                     ASSETS

                                                              DECEMBER 31, 1996
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Cash......................................................... $    641 $    815
Investment in and due from affiliates........................  134,838  122,049
Other assets.................................................    3,889    2,425
                                                              -------- --------
Total assets................................................. $139,368 $125,289
                                                              ======== ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Note payabable.............................................. $ 35,000  $ 35,000
Accounts payable and accrued expenses.......................    2,004     2,228
                                                             --------  --------
Total liabilities...........................................   37,004    37,228
Stockholders' equity:
Common stock................................................       61        61
Paid-in capital.............................................   45,503    44,489
Net unrealized investment gain..............................    5,860     7,211
Retained earnings...........................................   52,883    39,273
                                                             --------  --------
                                                              104,307    91,034
Less treasury stock, at cost................................   (1,943)   (2,973)
                                                             --------  --------
Total stockholders' equity..................................  102,364    88,061
                                                             --------  --------
Total liabilities and stockholders' equity.................. $139,368  $125,289
                                                             ========  ========

                   US FACILITIES CORPORATION AND SUBSIDIARIES

                           US FACILITIES CORPORATION
                             (PARENT COMPANY ONLY)

                 SCHEDULE II-CONDENSED STATEMENTS OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1996     1995      1994
                                                    -------  -------  --------
                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................ $15,020  $13,854  $  6,238
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Increase (decrease) in accounts payable and
   accrued expenses................................    (224)    (359)      666
  Increase in other assets.........................  (1,464)    (690)     (406)
  Equity in income of and change in due from
   affiliates...................................... (14,140) (15,310)   (5,602)
                                                    -------  -------  --------
Net cash provided by (used in) operating
 activities........................................    (808)  (2,505)      896
                                                    -------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable.......................     --    10,000    25,000
  Proceeds from issuance of common stock...........   2,044    2,405     1,588
  Dividends Paid...................................  (1,410)  (1,125)      --
  Purchase of 498,000 shares of treasury stock.....     --       --     (5,000)
                                                    -------  -------  --------
   Net cash provided by financing activities.......     634   11,280    21,588

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in investment in affiliates..............     --   (10,500)  (20,000)
                                                    -------  -------  --------
 Net (decrease) increase in cash...................    (174)  (1,725)    2,484
 Cash at beginning of year.........................     815    2,540        56
                                                    -------  -------  --------
 Cash at end of year............................... $   641  $   815  $  2,540
                                                    =======  =======  ========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
 Interest.......................................... $ 2,498  $ 2,187  $     19
 Income taxes...................................... $ 4,771  $ 5,217    $1,350

                   US FACILITIES CORPORATION AND SUBSIDIARIES
                SCHEDULE III-SUPPLEMENTARY INSURANCE INFORMATION

                                FUTURE POLICY                                    BENEFITS,  AMORTIZATION
                     DEFERRED     BENEFITS,                                       CLAIMS,   OF DEFERRED
                      POLICY       LOSSES,                               NET     LOSSES AND    POLICY      OTHER     NET
                    ACQUISITION  CLAIMS AND    UNEARNED    PREMIUM    INVESTMENT SETTLEMENT ACQUISITION  OPERATING PREMIUMS
                       COSTS    LOSS EXPENSES  PREMIUMS    REVENUE      INCOME    EXPENSES     COSTS     EXPENSES  WRITTEN
    SEGMENT         ----------- ------------- ----------- ----------- ---------- ---------- ------------ --------- --------
                                                        (DOLLARS IN THOUSANDS)
   1996
Medical lines.....    $   --       17,400             --       84,179    3,312     58,095      28,526     10,111    84,179
Property/casualty.      3,644      77,250          22,936      39,945    6,777     30,078       8,653      3,988    43,799
                      -------      ------      ---------- -----------   ------     ------      ------     ------   -------
Total.............    $ 3,644      94,650          22,936     124,124   10,089     88,173      37,179     14,099   127,978
                      =======      ======      ========== ===========   ======     ======      ======     ======   =======
   1995
Medical lines.....    $   --       17,947             --       81,546    3,269     54,563      27,069     12,025    81,546
Property/casualty.      2,830      60,947          17,705      33,425    5,872     23,180       8,895      3,304    35,350
                      -------      ------      ---------- -----------   ------     ------      ------     ------   -------
Total.............    $ 2,830      78,894          17,705     114,971    9,141     77,743      35,964     15,329   116,896
                      =======      ======      ========== ===========   ======     ======      ======     ======   =======
   1994
Medical lines.....    $   --       18,113             --       72,517    2,273     48,356      23,647     13,772    72,517
Property/casualty.      3,047      51,534          14,613      20,752    3,677     16,010       7,694      2,499    23,865
                      -------      ------      ---------- -----------   ------     ------      ------     ------   -------
Total.............    $ 3,047      69,647          14,613      93,269    5,950     64,366      31,341     16,271    96,382
                      =======      ======      ========== ===========   ======     ======      ======     ======   =======

                   US FACILITIES CORPORATION AND SUBSIDIARIES

                            SCHEDULE IV-REINSURANCE

                    USF RE INSURANCE COMPANY AND SUBSIDIARY
            (WHOLLY-OWNED SUBSIDIARIES OF US FACILITIES CORPORATION)

INSURANCE PREMIUMS EARNED                               1996     1995     1994
-------------------------                             --------  -------  ------
                                                      (DOLLARS IN THOUSANDS)
Gross amount (direct)................................  $10,279  $12,218  $9,386
Ceded to other companies.............................   20,869   14,398  10,690
Assumed from other companies.........................  134,714  117,151  94,573
Net amount...........................................  124,124  114,971  93,269
Percentage of amount assumed to net..................    108.5%   101.9%  101.4%