Form 10-Q
period 1997-03-31
US FACILITIES CORP
filed 1997-05-13
CIK 798085

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

YES    X                                                  NO

Number of shares outstanding of each class of the Registrant's Common Stock as of May 7, 1997:

Common Stock, par value $.01 per share:  5,960,148
Common Stock Purchase Rights:  5,960,148

                                      INDEX



Part I     FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS
                Condensed  Consolidated Financial Statements:

           Balance Sheets as of March 31, 1997 and
           December 31, 1996..................................................2

           Income Statements for the Quarters Ended
           March 31, 1997 and 1996............................................3

           Statements of Cash Flows for the Quarters Ended
           March 31, 1997 and 1996............................................4

           Notes to Condensed Consolidated Financial Statements...............5

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................6

Part II    OTHER  INFORMATION

Item 6.    EXHIBITS and REPORTS ON FORM 8-K..................................12

SIGNATURES...................................................................14

                          PART I FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS
         Condensed Consolidated Financial Statements:

                            US FACILITIES CORPORATION
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               March 31, 1997              December 31,1996
                                                               --------------              ----------------
ASSETS
   Investments, at market (amortized cost
   $187,414 at March 31, 1997, $185,472 at
   December 31,1996)                                               $  193,003                   $   194,352
   Cash and invested cash                                              10,470                        11,132
   Restricted cash and short term investments                          25,582                        23,771
   Accrued investment income                                            2,489                         2,653
   Receivables:
        Reinsurance losses and reserves                                22,809                        23,975
        Premiums                                                       21,252                        16,841
   Prepaid reinsurance premiums                                         6,933                         6,495
   Deferred policy acquisition costs                                    3,740                         3,644
   Other assets                                                        11,281                         5,880
                                                                     --------                      --------

  Total assets                                                       $297,559                      $288,743
                                                                     ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Insurance liabilities:
        Amounts due insurance companies                             $  30,872                     $  27,148
        Losses and loss adjustment expenses                           101,636                        94,669
        Unearned premiums                                              24,522                        22,936
     Note payable                                                      34,375                        35,000
     Accounts payable and accrued expenses                              2,712                         6,626
                                                                      -------                       -------
        Total liabilities                                             194,117                       186,379

   Stockholders' Equity                                               103,442                       102,364
                                                                      -------                       -------

     Total liabilities and stockholders' equity                      $297,559                      $288,743
                                                                     ========                      ========

See accompanying notes to condensed consolidated financial statements.

                            US FACILITIES CORPORATION
                    Condensed Consolidated Income Statements
                  (Dollars in thousands, except per share data)

                                                       Quarter ended March 31,
                                                       -----------------------
                                                        1997             1996
                                                        ----             ----
    Revenues:
       Premiums earned                                 $39,283          $29,152
       Commissions and fees                              8,042            6,589
       Net investment income                             2,691            2,442
       Realized investment gains                           177              735
                                                        ------          -------

         Total revenues                                 50,193           38,918
                                                        ------           ------

    Operating Expenses:
       Losses and loss adjustment expenses
         incurred                                       27,996           20,842
       Policy acquisition expenses                      11,909            8,874
       General and administrative expenses               4,454            3,545
       Interest                                            614              680
                                                        ------           ------
         Total operating expenses                       44,973           33,941
                                                        ------           ------

    Income before income taxes                           5,220            4,977

       Income tax expense                                1,560            1,169
                                                         -----            -----

    Net income                                         $ 3,660          $ 3,808
                                                       =======          =======

    Net income per common and common
       equivalent share                                $  0.60          $  0.64
                                                       =======          =======

    Weighted average number of common and
        common equivalent shares outstanding
        during period                                    6,094            5,979
                                                         =====            =====

   See accompanying notes to condensed consolidated financial statements.


                            US FACILITIES CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                                        Quarter ended March 31,
                                                        -----------------------
                                                        1997              1996
                                                        ----              ----
   Cash provided by operating activities          $    2,381        $    7,787

   Cash flows from investing activities:
       Purchases of fixed maturity investments        (9,572)          (11,835)
       Purchases of equity securities                  ( 189)             (487)
       Proceeds from sales of investment
       securities                                      4,612            10,619
       Net sales (purchases) of short term
       investments                                     3,529            (6,365)
       Purchases of property and equipment              (443)             (243)
                                                    ---------       -----------

   Cash used in investing activities                  (2,063)           (8,311)
                                                   ----------       -----------

   Cash flows from financing activities:
       Dividends paid                                   (358)             (350)
       Exercise of stock options                           3               626
       Payments on note payable                         (625)               -
                                                   ----------       -----------
   Cash (used in) provided by financing                 (980)              276
                                                   ----------       -----------
       activities
   Net decrease in cash and invested cash               (662)             (248)

   Cash and invested cash at beginning of period      11,132             8,165
                                                   ----------       ----------

   Cash and invested cash at end of period         $  10,470        $    7,917
                                                   =========        ==========

   Supplemental disclosure of cash flow information:

   Interest paid                                   $     582        $      ---
                                                  ==========        ==========

   Income taxes paid, net                          $     818        $       61
                                                  ==========        ===========

See accompanying notes to condensed consolidated financial statements.

                            US FACILITIES CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.   General

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31,1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31,1996 included in the US Facilities Corporation (the "Company") 1996 Annual Report to Stockholders.

2.    Other
         SFAS No. 128, "Earnings per Share and Disclosure of Information about Capital Structure" will be adopted by the Company for the year ended December 31, 1997. Adoption of this pronouncement is not expected to have a material effect on the financial statements or the related disclosures of the Company.

3.    Acquisition
         Effective January 1,1997, the Company acquired the medical stop loss business of Global Excess Re, Inc.("Global") in a transaction accounted for as a purchase. The purchase transaction was not material to the financial statements of the Company. The results of operations of Global since the acquisition date are included in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results Of Operations
---------------------

Consolidated revenues for the 1997 first quarter increased 29% to $50,193,000 from $38,918,000 in the 1996 quarter. Revenue improvements in the first quarter of 1997 were primarily attributable to growth in the property/casualty segment, additional medical stop loss business resulting from the acquisition of Global Excess Re in January 1997, and increased production of provider excess coverage. Net investment income reflects a 10% increase over the 1996 period as a result of higher levels of invested assets.

Consolidated net income decreased to $3,660,000 in the 1997 first quarter from $3,808,000 in the 1996 quarter, primarily due to a decline in realized gains to $177,000 from $735,000 in the 1996 quarter. The level of realized gains in the 1996 period resulted primarily from two transactions. First quarter 1997 results reflect the changes in revenues noted above, an increase in medical lines claims cost experience, and increases in income tax expenses as prior tax benefits were no longer available. US Facilities Corporation's (the "Company") continued focus on productivity and expense control maintained general and administrative expenses at 9% of revenues in both periods.

Income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income, the effect of available tax benefits, and the proportion of total income subject to state income taxes.

Insurance and reinsurance companies establish reserves for losses incurred, but not yet paid, in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business which requires the use of informed judgments and estimates. Loss and loss adjustment expense reserve development is reviewed on a regular basis, incorporating analysis of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. As additional experience and other data becomes available, the Company's actuarial estimates may be revised. Such revisions may impact earnings. Policy acquisition expenses vary on the basis of market conditions and mix of business.

The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. Statutory combined ratios as previously reported by the Company have been revised to conform to rating agency and industry association presentations which recognize insurance company net management fee revenues in calculating such ratios. The Company's statutory combined ratio, as revised, was 98.8 and 98.4 for the quarters ended March 31, 1997 and 1996, respectively.

Business Segments
-----------------
The Company conducts business in two segments:

Medical lines includes medical stop-loss and provider excess coverages underwritten by the Company's subsidiary, USBenefits Insurance Services, Inc. ("USBenefits") on behalf of The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies, and reinsurance of 50% of such business by the Company's USF RE INSURANCE COMPANY ("USF RE") subsidiary. USBenefits is the managing general underwriter and marketing organization for medical lines coverages issued by Continental. Medical stop-loss coverage is a form of insurance that protects employers that self-insure their employee healthcare plans by limiting their exposure from the risk of loss to a pre-established amount. Provider excess coverage limits the financial risks healthcare providers face from medical plans that prepay the providers fixed sums per plan participant (capitated fees) or provide specified rates for services. USBenefits also markets other employee benefits related products on behalf of several national life insurance companies. Medical lines products are marketed through a network of unaffiliated third party administrators, insurance agents, brokers and consultants ("Producers"). Producers have non-exclusive arrangements with USBenefits that enable them to submit requests for coverage quotations.

Property/Casualty reinsurance and insurance underwriting is conducted by USF RE and its wholly-owned subsidiary USF Insurance Company ("USFIC"). These subsidiaries both carry an A (Excellent) rating from A.M. Best Company. Insurance companies purchase reinsurance in order to control and manage the risk they accept when they issue policies. USF RE assumes facultative and treaty reinsurance from unaffiliated insurance companies, primarily through reinsurance intermediaries. Facultative is reinsurance of an individual risk; while reinsurance treaties cover risks written or assumed by another insurer in a particular class or classes of business. USF RE concentrates its casualty writings in general liability, commercial auto liability and products liability. It also provides a broad range of coverages for most types of property exposures. USFIC writes surplus lines insurance on commercial property/casualty risks which are marketed through independent excess and surplus lines brokers.

The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters ended March 31, 1997 and 1996, respectively.

Medical  Lines
--------------
(Dollars in thousands)
                                             Quarter Ended
                                                March 31
                                             1997     1996            % Change
                                             ----     ----            --------
       Revenues:
           Premiums earned                $25,032  $20,321                23 %
           Commissions and fees             8,042    6,589                22 %
           Investment income                  865      749                15 %
                                          -------      ---
           Total revenues                  33,939   27,659                23 %
                                          -------  -------
       Expenses:
           Losses and loss adjustment      17,886   13,838                29 %
           Policy acquisition               8,606    6,856                26 %
           General and administrative       3,339    2,472                35 %
                                          -------  -------
           Total expenses                  29,831   23,166                29 %
                                           ------   ------
       Income before income taxes          $4,108  $ 4,493                (9)%
                                           ======  =======                ====

Increases in revenues for the first quarter of 1997 are due to growth in the provider excess line and additional medical stop loss business from the acquisition of Global Excess Re in January 1997. As a result, medical lines segment production increased 23% in the 1997 quarter over the 1996 quarter, generating the changes noted above in premiums earned and commissions and fees revenues.

Loss and loss adjustment expenses in the 1997 quarter reflect increases in the cost of healthcare which are not mitigated by increases in premium rates due to continued competitive industry conditions as well as an increase in claims cost experience.

Policy acquisition expenses vary due to the mix of business and market conditions. Increases in such expenses between periods presented are a result of higher production levels during the 1997 period.

Increases in general and administrative expenses in the 1997 quarter primarily result from expenses related to the operations of Global Excess Re.

Property/Casualty
-----------------
(Dollars in thousands)
                                             Quarter ended
                                                March 31
                                             1997     1996              % Change
                                             ----     ----              --------
       Revenues:
           Premiums earned                $ 14,251  $8,831                 61 %
           Investment income                 1,814   1,674                  8 %
                                          --------  ------
           Total revenues                   16,065  10,505                 53 %
                                          --------  ------
       Expenses:
           Losses and loss adjustment       10,110   7,004                 44 %
           Policy acquisition                3,303   2,018                 64 %
           General and administrative          898     850                  6 %
                                            ------  ------
           Total expenses                   14,311   9,872                 45 %
                                            ------   -----
       Income before income taxes          $ 1,754   $ 633                177 %
                                           =======   =====                =====

The increase in premiums earned during the first quarter of 1997 over the 1996 period primarily resulted from growth in the treaty reinsurance line based on the foundation developed during the last two years.

Changes in losses and loss adjustment expenses between periods reflect improved loss experience in 1997. The increase in policy acquisition expenses in 1997 as compared to 1996 results from the continued growth of the property/casualty business lines and changes in the mix of business.

Holding Company
---------------
(Dollars in thousands)
                                             Quarter ended
                                                March 31
                                             1997     1996             % Change
                                             ----     ----             --------
       Revenues:
           Investment income                 $ 12     $ 19               (37) %
           Realized gains                     177      735               (76) %
                                             ----     ----
           Total revenues                     189      754               (75) %
                                             ----     ----
       Expenses:
           General and administrative         217      223                (3) %
           Interest                           614      680               (10) %
                                             ----     ----
            Total expenses                    831      903                (8) %
                                             ----     ----
       Loss before income taxes             $(642)   $(149)
                                            ======   ======

Inflation
---------

Inflation can negatively impact insurance and reinsurance operations by causing higher claims settlements than may have originally been estimated, while not necessarily allowing an immediate increase in premiums to a level necessary to maintain profit margins. Historically, the Company has made no explicit provisions for inflation, but trends are considered when setting underwriting terms and claim reserves. Such reserves are subjected to a continual internal and external review process to assess their adequacy and are adjusted as deemed appropriate. Overall economic trends also affect interest rates, which in turn affect investment income and the market value of the Company's investment portfolio.


Liquidity and Capital Resources
-------------------------------

The Company utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants, as well as to meet operating costs. Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under USF RE's and USFIC's reinsurance and insurance contracts, and operating expenses such as salaries, commissions, taxes and general overhead. The Credit Agreement with the Company's lender contains certain covenants, restrictions and dividend payment limitations with which the Company was in compliance at March 31, 1997.

The Company anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1-18 months) and long-term (18 months to 3 years) liquidity needs. While the Company currently has no immediate plans for significant capital outlays, from time to time it contemplates acquisition opportunities that complement its business operations.

The Company currently invests primarily in the highest grades of bonds, equities, certificates of deposit and short-term instruments. At March 31, 1997, 99% of the fixed income portfolio was in securities rated A or better. All such securities are carried at quoted market values at the latest balance sheet date. The Company does not invest in real estate, derivatives or high yield bonds.

Legislative and Regulatory Developments
---------------------------------------

As noted in prior filings with the Securities and Exchange Commission by the Company, various federal and state healthcare legislative and regulatory proposals which could impact the financing and delivery of healthcare have been considered. The 104th Congress enacted certain federal proposals, some covering self-insured benefit plans, and the 105th Congress is considering other legislative proposals. Management cannot predict at this time what impact, if any, these enactments or new legislative proposals would have on the Company's medical lines business. However, based on management's review of the latest information received, management believes that these enactments and proposals will not have an adverse impact on our business.

Some of the statements included within Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are: catastrophe losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting an employer's ability to self-insure; availability of adequate retrocessional insurance coverage at appropriate prices; a downturn in the general economy; the effects of competitive market pressures within the stop-loss or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission.

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

                  4.3 Common Stock Certificate of US Facilities Corporation. Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by this reference.

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

                  27*      Financial Data Schedules

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

































* Describes the exhibits filed with this Quarterly Report on Form 10-Q.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         US FACILITIES CORPORATION



Date:    May 13, 1997                    By: /S/DAVID L. CARGILE
                                            --------------------
                                            DAVID L. CARGILE
                                            Chairman of the Board, President and
                                            Chief Executive Officer



Date:    May 13, 1997                    By: /S/MARK BURKE
                                             -------------
                                             MARK BURKE
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)