Form 10-Q
period 1997-06-30
CENTRIS GROUP INC
filed 1997-08-08
CIK 798085

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file Number: 0-15196

                             The Centris Group, Inc.
                             -----------------------
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

                            US FACILITIES CORPORATION
                            -------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X                                       NO
   ---------                                     -------

Number of shares outstanding of each class of the Registrant's Common Stock as of August 7, 1997:

Common Stock, par value $.01 per share:  5,987,898
Common Stock Purchase Rights:            5,987,898

                                      INDEX


Part I         FINANCIAL INFORMATION

   Item 1.  FINANCIAL INFORMATION
                  Condensed Consolidated Financial Statements:

            Balance Sheets as of June 30, 1997 and
                  December 31, 1996...........................................3

            Income Statements for the Quarters  and Six Months Ended
                  June 30, 1997 and 1996......................................4

            Statements of Cash Flows for the Six Months Ended
                  June 30, 1997 and 1996......................................5

            Notes to Condensed Consolidated Financial Statements..............6

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS........................................................7

Part II         OTHER INFORMATION

   Item 4.  SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS..............................................13


   Item 6.      EXHIBITS and REPORTS ON FORM 8-K.............................14

SIGNATURES...................................................................16

                          PART I FINANCIAL INFORMATION

     Item 1. FINANCIAL INFORMATION
             Condensed Consolidated Financial Statements:

                             The Centris Group, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)
ASSETS
                                                               June 30, 1997               December 31,1996
                                                               -------------               ----------------

   Investments, at market (amortized cost $190,209 at
   June 30, 1997, $185,472 at December 31, 1996)                 $   202,455                    $   194,352
   Cash and invested cash                                              9,302                         11,132
   Restricted cash and short term investments                         25,976                         23,771
   Accrued investment income                                           2,948                          2,653
   Receivables:
        Reinsurance losses and reserves                               26,868                         23,975
        Premiums                                                      22,363                         16,841
   Prepaid reinsurance premiums                                        7,624                          6,495
   Deferred policy acquisition costs                                   4,440                          3,644
   Other assets                                                       11,004                          5,880
                                                                  ----------                    -----------
     Total assets                                                 $  312,980                    $   288,743
                                                                  ==========                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Insurance liabilities:
     Amounts due insurance companies                             $    29,206                    $    27,148
     Losses and loss adjustment expenses                             106,684                         94,669
     Unearned premiums                                                28,145                         22,936
  Note payable                                                        33,750                         35,000
  Accounts payable and accrued expenses                                3,879                          6,626
                                                                 -----------                    -----------

     Total liabilities                                               201,664                        186,379

Stockholders' Equity                                                 111,316                        102,364
                                                                 -----------                    -----------

     Total liabilities and stockholders' equity                  $   312,980                    $   288,743
                                                                 ===========                    ===========

See accompanying notes to condensed consolidated financial statements.

                             The Centris Group, Inc.
                    Condensed Consolidated Income Statements
                  (Dollars in Thousands, except per share data)


                                                              Quarter Ended              Six Months Ended
                                                                 June 30                      June 30
                                                                 -------                      -------
                                                           1997          1996           1997          1996
                                                           ----          ----           ----          ----
    Revenues:
       Premiums earned                                 $  38,103     $  29,707      $  77,386     $  58,859
       Commissions and fees                                8,140         6,305         16,182        12,894
       Net investment income                               2,712         2,526          5,403         4,968
       Realized investment gains                              78           (9)            255           726
                                                       ---------     ---------      ---------     ---------

         Total revenues                                   49,033        38,529         99,226        77,447
                                                       ---------     ---------      ---------     ---------

    Operating Expenses:

       Losses and loss adjustment expenses
         incurred                                         27,526        20,852         55,522        41,694
       Policy acquisition expenses                        11,083         8,818         22,992        17,692
       General and administrative expenses                 4,447         3,379          8,901         6,924
       Interest                                              614           699          1,228         1,379
                                                       ---------     ---------      ---------     ---------
         Total operating expenses                         43,670        33,748         88,643        67,689
                                                       ---------     ---------      ---------     ---------

    Income before income taxes                             5,363         4,781         10,583         9,758

         Income tax expense                                1,615         1,196          3,175         2,365
                                                       ---------     ---------      ---------     ---------

    Net income                                         $   3,748     $   3,585     $    7,408     $   7,393
                                                       =========     =========     ==========     =========

    Net income per common and common equivalent
    share                                              $    0.62     $    0.60     $     1.22     $    1.24
                                                       =========     =========     ==========     =========

    Weighted average number of common and common
    equivalent shares outstanding during period
                                                           6,080         5,972          6,083         5,971
                                                       =========     =========     ==========     =========


   See accompanying notes to condensed consolidated financial statements.

                             The Centris Group, Inc.
                 Condensed Consolidated Statements of Cash Flows

                             (Dollars in Thousands)


                                                             Six Months Ended June 30,
                                                              1997               1996
                                                              ----               ----

Cash provided by operating activities                   $     4,659           $    15,432
                                                        -----------           -----------

Cash flows from investing activities:

    Purchases of fixed maturity investments                 (16,983)              (18,642)
    Purchases of equity securities                             (627)               (1,571)
    Proceeds from sales of investment securities             14,310                13,923
    Net purchases of short term
    investments                                                (937)               (5,622)
    Purchases of property and equipment                        (447)                 (972)
                                                        ------------          ------------

Cash used in investing activities                            (4,684)              (12,884)
                                                        ------------          ------------

Cash flows from financing activities:
    Payment on note payable                                  (1,250)                   --
    Dividends paid                                             (716)                 (702)
    Exercise of stock options                                   161                 1,009
                                                        ------------          ------------

Cash (used in) provided by financing activities              (1,805)                  307
                                                        ------------          ------------

Net (decrease) increase in cash and invested cash            (1,830)                2,855

Cash and invested cash at beginning of period                11,132                 8,165
                                                        ------------          ------------

Cash and invested cash at end of period                 $     9,302            $   11,020
                                                        ============           ===========

Supplemental disclosure of cash flow information:

Interest paid                                           $     1,160            $      662
                                                        ============           ===========

Income taxes paid, net                                  $     2,580           $     2,242
                                                        ============          ============

See accompanying notes to condensed consolidated financial statements.

                             The Centris Group, Inc.
              Notes to Condensed Consolidated Financial Statements

1.   General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30,1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31,1996 included in the 1996 Annual Report to Stockholders of The Centris Group, Inc., formerly known as US Facilities Corporation, (the "Company").

2.    Other

SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure" will be adopted by the Company for the year ended December 31, 1997. Adoption of these pronouncements is not expected to have a material effect on the financial statements or the related disclosures of the Company.

3.    Acquisition

Effective January 1,1997, the Company acquired the medical stop loss business of Global Excess Re, Inc. ("Global") in a transaction accounted for as a purchase. The purchase transaction was not material to the financial statements of the Company. The results of operations of Global since the acquisition date are included in the accompanying condensed consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
---------------------

Consolidated revenues of The Centris Group, Inc., formerly known as US Facilities Corporation, (the "Company") increased 27% to $49,033,000 for the second quarter ended June 30, 1997 from $38,529,000 in the 1996 second quarter, and increased 28% to $99,226,000 for the first six months of 1997 from $77,447,000 for the 1996 six month period. Revenue improvements in the 1997 periods as compared to the 1996 periods were primarily attributable to growth in the property/casualty segment, additional medical stop loss business resulting from the acquisition of Global Excess Re in January 1997, and increased production of provider excess coverage. Increases in net investment income in the 1997 periods result from higher levels of invested assets.

Consolidated net income increased 4% to $3,748,000 for the second quarter of 1997 from $3,585,000 in the second quarter of 1996, and was $7,408,000 for the first six months of 1997 as compared to $7,393,000 in the 1996 six month period. Year to date 1997 results include a decline in realized gains to $255,000 from $726,000 in the 1996 first half. Realized gains in the 1996 periods were the result of two transactions in the first quarter of 1996. Net income for the 1997 periods as compared to the 1996 periods reflects the changes in revenues noted above, an increase in medical lines claims cost experience, and increases in income tax expenses as prior tax benefits were no longer available. General and administrative expenses remained at 9% of revenues in all periods presented as the Company continued its focus on productivity and expense control.

Income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income, the effect of available tax benefits, and the proportion of total income subject to state income taxes.

Insurance and reinsurance companies establish reserves for losses incurred but not yet paid in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business which requires the use of informed judgments and estimates. Loss and loss adjustment expense reserve development is reviewed on a regular basis, incorporating analysis of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. As additional experience and other data becomes available, the Company's actuarial estimates may be revised. Such revisions may impact earnings. Policy acquisition expenses vary on the basis of market conditions and mix of business.

The  statutory  combined  ratio  is the  traditional  indicator  of the potential underwriting profitability of an insurance company's business. Statutory combined ratios are presented in conformity with rating agency and industry association presentations which include insurance company net management fee revenues in calculating such ratios. The Company's statutory combined ratios were 99.2 and 97.8 for the six month periods ended June 30, 1997 and 1996, respectively.

Business Segments
-----------------

The Company conducts business in two segments:

Medical lines which includes medical stop-loss and provider excess coverages underwritten by the Company's subsidiary, USBenefits Insurance Services, Inc. ("USBenefits") on behalf of The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies, as well as reinsurance of 50% of such business by the Company's USF RE INSURANCE COMPANY ("USF RE") subsidiary. USBenefits is the managing general underwriter and marketing organization for medical lines coverages issued by Continental. Medical stop-loss coverage is a form of insurance that protects employers that self-insure their employee healthcare plans by limiting their exposure from the risk of loss to a pre-established amount. Provider excess coverage limits the financial risks healthcare providers face from medical plans that prepay the providers fixed sums per plan participant (capitated fees) or provide specified rates for services. USBenefits also markets other employee benefits related products on behalf of several national life insurance companies. Medical lines products are marketed through a network of unaffiliated third party administrators, insurance agents, brokers and consultants ("Producers"). Producers have non-exclusive arrangements with USBenefits that enable them to submit requests for coverage quotations.

Property/Casualty reinsurance and insurance underwriting is conducted by USF RE and its wholly-owned subsidiary, USF Insurance Company ("USFIC"). These subsidiaries both carry an A (Excellent) rating from A.M. Best Company. Insurance companies purchase reinsurance in order to control and manage the risk they accept when they issue policies. USF RE assumes, primarily through reinsurance intermediaries, facultative and treaty reinsurance from unaffiliated insurance companies. Facultative is reinsurance of an individual risk; while reinsurance treaties cover risks written or assumed by another insurer in a particular class or classes of business. USF RE concentrates its casualty writings in general liability, commercial auto liability and products liability. It also provides a broad range of coverages for most types of property exposures. USFIC writes surplus lines insurance on commercial property/casualty risks which are marketed through independent excess and surplus lines brokers.

The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters and six month periods ended June 30, 1997 and 1996, respectively.


Medical lines
-------------
(Dollars in Thousands)

                                                    Quarter Ended                   Six Months Ended
                                                       June 30                          June 30
                                                       -------                          -------

                                              1997      1996      %Change        1997       1996    %Change
                                              ----      ----      -------        ----       ----    -------
       Revenues:
           Premiums earned                 $ 25,538  $ 19,886       28%      $  50,570   $ 40,207      26%

           Commissions and fees               8,140     6,305       29%         16,182     12,894      26%

           Investment income                    886       848        4%          1,751      1,597      10%
                                            -------   -------                ---------   --------
           Total revenues                    34,564    27,039       28%         68,503     54,698      25%
                                          ---------  --------                ---------   --------

       Expenses:
           Losses and loss adjustment        18,224    13,557       34%         36,110     27,395      32%
           Policy acquisition                 8,963     6,863       31%         17,569     13,719      28%
           General and  administrative        3,254     2,312       41%          6,593      4,784      38%
                                          ---------   -------                ---------   --------
           Total expenses                    30,441    22,732       34%         60,272     45,898      31%
                                          ---------  ---------               ---------   --------
       Income before income taxes          $  4,123   $ 4,307       (4)%     $   8,231   $  8,800      (6)%
                                           ========  ========                =========   ========


Increases in revenues for the 1997 periods are due to growth in the provider excess line and additional medical stop loss business from the acquisition of Global Excess Re in January 1997. As a result, medical lines segment production increased in the 1997 periods over the 1996 periods, generating the changes noted above in premiums earned and commissions and fees revenues.

Loss and loss adjustment expenses in the 1997 periods reflect increases in the cost of healthcare which are not mitigated by increases in premium rates due to ongoing competitive industry conditions, and an increase in the Company's medical stop-loss claims cost experience. Policy acquisition expenses vary due to the level of production activity, mix of business and market conditions.

Increases in general and administrative expenses in the 1997 periods primarily result from expenses related to the operations of the January acquisition of Global Excess Re.

Property/Casualty
-----------------
(Dollars in Thousands)

                                                   Quarter Ended                    Six Months Ended
                                                      June 30                            June 30
                                                      -------                            -------

                                           1997       1996       % Change         1997      1996      % Change
                                           ----       ----       --------         ----      ----      --------
       Revenues:
           Premiums earned               $ 12,565    $ 9,821        28%        $ 26,816  $ 18,652        44%
           Investment income                1,812      1,665         9%           3,626     3,339         9%
                                         --------    -------                   --------  --------
           Total revenues                  14,377     11,486        25%          30,442    21,991        38%
                                         --------    -------                   --------  --------

       Expenses:
           Losses and loss adjustment       9,302      7,295        28%          19,412    14,299        36%
           Policy acquisition               2,120      1,955         8%           5,423     3,973        36%
           General and administrative         913        872         5%           1,811     1,722         5%
                                          -------    -------                   --------  --------
           Total expenses                  12,335     10,122        22%          26,646    19,994        33%
                                          -------    -------                   --------  --------
       Income before income taxes         $ 2,042    $ 1,364        50%        $  3,796  $  1,997        90%
                                          =======    =======                   ========  ========



The increases in premiums earned during the 1997 periods as compared to the 1996 periods primarily resulted from growth in the treaty reinsurance line. Treaties initiated in 1996 and the first quarter of 1997 favorably impacted second quarter 1997 results. The magnitude of the impact on a comparative basis will decrease over the balance of the year as the business comes up for renewal. Moderate growth of property/casualty facultative operations also contributed to 1997 results.


Changes in losses and loss adjustment expenses between periods reflect improved loss experience in 1997. The increase in policy acquisition expenses in the 1997 periods as compared to 1996 results from the continued growth of the property/casualty business lines and changes in the mix of business.

Holding Company
---------------
(Dollars in Thousands)
                                                    Quarter Ended                    Six Months Ended
                                                       June 30                            June 30
                                                       -------                            -------

                                              1997       1996     % Change       1997       1996       %Change
                                              ----       ----     --------       ----       ----       -------
       Revenues:
           Investment income                 $ 14       $ 13         8%        $   26       $ 32         (19)%
           Realized gains                      78         (9)        --           255        726         (65)%
                                             ----       -----                  ------       ----
           Total revenues                      92          4         --           281        758         (63)%
                                             ----       -----                  ------       ----

       Expenses:
           General and administrative         280        195        44%           497        418          19%
           Interest                           614        699       (12)%        1,228      1,379         (11)%
                                             ----       ----                   ------     ------
           Total expenses                     894        894        --          1,725      1,797          (4)%
                                             ----       ----                  -------    -------
       Loss before income taxes            $ (802)    $ (890)      (10)%      $(1,444)   $(1,039)         39%
                                           =======    =======                 ========   ========

Increases in general and administrative expenses result from higher infrastructure costs in the 1997 periods to support the growth of the Company's business lines. Declines in interest expenses in the 1997 periods are due to quarterly reductions in the outstanding balance of bank debt, principal payments on which commenced March 31,1997, and changes in the variable interest rate charged on the outstanding balance.

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

Liquidity and Capital Resources
-------------------------------

The Company utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants, as well as to meet operating costs. Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under USF RE's and USFIC's reinsurance and insurance contracts, debt reduction, and operating expenses such as salaries, commissions, taxes and general overhead. The Credit Agreement with the Company's lender contains certain covenants, restrictions and dividend payment limitations with which the Company was in compliance at June 30, 1997.

The Company anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1-18 months) and long-term (18 months to 3 years) liquidity needs. While the Company currently has no immediate plans for significant capital outlays, from time to time it contemplates acquisition opportunities that complement its business operations.

The Company currently invests primarily in the highest grades of bonds, equities, certificates of deposit and short-term instruments. At June 30, 1997, 99% of the fixed income portfolio was in securities rated A or better. All such securities are carried at quoted market values at the latest balance sheet date. The Company does not invest in real estate, derivatives or high yield bonds.

Forward Looking Statements
--------------------------

Some of the statements included within Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are: catastrophe losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting an employer's ability to self-insure; availability of adequate retrocessional insurance coverage at appropriate prices; a downturn in the general economy; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission.

                            PART II OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The  Company's  1997  Annual  Meeting  of  Stockholders   ("Annual
Meeting") was held on May 14, 1997 at the Company's offices in Costa Mesa, California. A total of 5,633,555 shares were voted at the Annual Meeting by proxy, representing 94.52% of the 5,960,148 shares of the Company's $.01 par value common stock issued, outstanding and eligible to vote on the record date, March 21, 1997.

(b) The Company's board currently consists of seven directors, each serving for three years, who are divided into three classes. Two directors are elected at two Annual Meetings and three directors are elected at a third Annual Meeting. At this 1997 Annual Meeting, the Company's stockholders elected two of the Company's seven directors for a term of three years expiring at the Annual Meeting of Stockholders in the year 2000. Management nominated long-term directors John F. Kooken and L. Steven Medgyesy, and no individuals were nominated in opposition to management's slate of directors. Set forth below are the results of the voting for the director nominees as reported by the Inspector of Elections for the Company's Annual Meeting. There were no broker non-votes on this proposal.

Name                                For                          Withhold
----                                ---                          --------
John F. Kooken                      5,590,157                    43,398
L.  Steven Medgyesy                 5,593,157                    40,398



The directors who are continuing in office are David L. Cargile, Bernard H. Ross, Kenneth C. Tyler, Charles L. Schultz, and Howard S. Singer.

(c) The Company's stockholders were asked to consider five other matters as noted below. The affirmative vote of a majority of the shares of the Company's common stock present at the Annual Meeting in person or by proxy and entitled to vote was required for adoption of each such matter. The results of the vote on each of these proposals as reported by the Inspector of Elections are set forth below.

         (1) Approval of an amendment to the Company's  Restated  Certificate of
         Incorporation   to  change  the  Company's   name  from  US  Facilities
         Corporation to The Centris Group, Inc.

         For              Against           Abstain          Broker Non-Votes
         ---              -------           -------          ----------------
         5,584,769        32,929            15,857           0

         (2) Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 20,000,000 to 40,000,000.

         For              Against           Abstain          Broker Non-Votes
         ---              -------           -------          ----------------
         3,707,705        1,918,712         7,138            0


         (3) Approval of the adoption of the Company's 1997 Long-Term Incentive-Performance Unit plan.

         For               Against          Abstain          Broker Non-Votes
         ---               -------          -------          ----------------
         4,671,105         897,244          16,431           48,775


         (4) Approval of amendments to the Company's 1988 and 1991 Employee Stock Option Plans.

         For               Against          Abstain          Broker Non-Votes
         ---               -------          -------          ----------------
         3,097,255         1,392,540        15,219           1,128,541


         (5) Ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP to continue to serve as the Company's independent auditors for the fiscal year ending December 31, 1997.

         For               Against          Abstain          Broker Non-Votes
         ---               -------          -------          ----------------
         5,339,368         287,343          6,884            0



Item 6.  EXHIBITS and REPORTS ON FORM 8-K.

     (a) The following is a list of exhibits required to be filed as part of this Form 10-Q by Item 601 of Regulation S-K:

          3.1, 4.1 Restated Certificate of Incorporation, as amended, as presently in effect. Filed as Exhibits 3.1 and 3.1.1 to the Company's Form S-1 Registration Statement declared effective by the Securities and Exchange Commission on October 31, 1986 (the "Registration Statement"), and incorporated herein by this reference; as Exhibit 3 to the Company's Current Report on Form 8-K dated May 24, 1990, and incorporated herein by this reference; and as Exhibit 3(i) to the Company's Current Report on Form 8-K dated
                     May 14, 1997, and incorporated herein by this reference.

          3.2, 4.2 Bylaws of the Company, as amended, as presently in effect. Filed under the Company's former name as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by this reference.

               4.3* Common Stock Certificate of The Centris Group, Inc. (reflecting new corporate name and new CUSIP number).

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

               11* The Centris Group, Inc. and Subsidiaries Computation of Earnings Per Share.

               15* Independent Auditors' review report regarding unaudited interim financial information.

               27*   Financial Data Schedules


(b) During the second quarter of 1997, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated May 14, 1997, reporting that at the Company's Annual Meeting of Stockholders held on May 14, 1997, stockholder approval was obtained to amend the Company's Restated Certificate of Incorporation to change the Company's name from US Facilities Corporation to The Centris Group, Inc., and to increase the number of authorized common stock from 20,000,000 to 40,000,000 shares. The Certificate of Amendment to the Restated Certificate of Incorporation was filed on May 14, 1997, with the Secretary of State of Delaware and became effective on that date.

*   Describes exhibits filed with this Quarterly Report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Centris Group, Inc.



Date:  August 7, 1996                   By: /S/ DAVID L. CARGILE
                                            --------------------
                                             DAVID L. CARGILE
                                             Chairman of the Board, President
                                             and Chief Executive Officer



Date:  August 7, 1996                   By: /S/ CHARLES M. CAPORALE
                                             ----------------------
                                             CHARLES M. CAPORALE
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)