Form 10-Q
period 1997-09-30
CENTRIS GROUP INC
filed 1997-11-13
CIK 798085

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ]  QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file Number: 001-12099

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

YES   X                                       NO
   -------                                      ------
Number of shares outstanding of each class of the Registrant's Common Stock as of November 7, 1997:
Common Stock, par value $.01 per share:   6,027,148
Common Stock Purchase Rights:             6,027,148

                                      INDEX


Part I     FINANCIAL INFORMATION

       Item 1.  FINANCIAL INFORMATION
                     Unaudited Condensed Consolidated Financial Statements:

                Balance Sheets at September 30, 1997 and
                     December 31, 1996........................................3

                Income Statements for the Quarters  and Nine Months Ended
                     September 30, 1997 and 1996..............................4

                Statements of Cash Flows for the Nine Months Ended
                     September 30, 1997 and 1996..............................5

                Notes to Condensed Consolidated Financial Statements..........6

       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS....................................................7

Part II    OTHER INFORMATION


       Item 6.  EXHIBITS and REPORTS ON FORM 8-K.............................14

SIGNATURES...................................................................16

                          PART I FINANCIAL INFORMATION

Item 1.   FINANCIAL INFORMATION
               Unaudited Condensed Consolidated Financial Statements:

                             The Centris Group, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

ASSETS

                                                               September 30, 1997             December 31, 1996
                                                               ------------------             -----------------
                                                                  (Unaudited)
   Investments, at market (amortized cost
   $205,580 at September 30,1997, $185,472
   at December 31,1996)                                              $211,996                      $194,352
   Cash and invested cash                                              11,827                        11,132
   Restricted cash and short term investments                          27,721                        23,771
   Accrued investment income                                            2,552                         2,653
   Receivables:
        Reinsurance losses and reserves                                26,446                        23,975
        Premiums                                                       18,309                        16,841
   Prepaid reinsurance premiums                                         8,054                         6,495
   Deferred policy acquisition costs                                    4,697                         3,644
   Other assets                                                        11,820                         5,880
                                                                     --------                      --------

     Total assets                                                    $323,422                      $288,743
                                                                     ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Insurance liabilities:
     Amounts due insurance companies                                $  32,757                     $  27,148
     Losses and loss adjustment expenses                              112,626                        94,669
     Unearned premiums                                                 31,099                        22,936
  Note payable                                                         33,125                        35,000
  Accounts payable and accrued expenses                                 2,297                         6,626
                                                                    ---------                     ---------

     Total liabilities                                                211,904                       186,379

Stockholders' Equity                                                  111,518                       102,364
                                                                    ---------                     ---------

     Total liabilities and stockholders' equity                      $323,422                      $288,743
                                                                     ========                      ========

See accompanying notes to condensed consolidated financial statements.

                             The Centris Group, Inc.
                    Condensed Consolidated Income Statements

                  (Dollars in Thousands, except per share data)

                                                                 Quarter Ended              Nine Months Ended
                                                                 September 30                 September 30
                                                                 ------------                 ------------

                                                            1997             1996          1997            1996
                                                            ----             ----          ----            ----
                                                        (unaudited)                    (unaudited)
    Revenues:
       Premiums earned                                  $ 38,733         $ 31,047      $116,119      $   89,906
       Commissions and fees                                7,728            6,578        23,910          19,472
       Net investment income                               2,711            2,570         8,114           7,538
       Realized investment gains                           9,767              330        10,022           1,056
                                                        --------         --------      --------      ----------

         Total revenues                                   58,939           40,525       158,165         117,972
                                                        --------         --------      --------      ----------

    Operating Expenses:

       Losses and loss adjustment expenses
         incurred                                         36,698           21,953        92,220          63,647

       Policy acquisition expenses                        10,962            9,111        33,954          26,803
       General and administrative expenses                 4,819            3,755        13,720          10,679
       Interest                                              615              615         1,843           1,994
                                                       ---------        ---------      --------       ---------
         Total operating expenses                         53,094           35,434       141,737         103,123
                                                       ---------        ---------      --------       ---------

    Income before income taxes                             5,845            5,091        16,428          14,849

         Income tax expense                                1,819            1,382         4,994           3,747
                                                       ---------        ---------      --------       ---------

    Net income                                         $   4,026        $   3,709      $ 11,434       $  11,102
                                                       =========        =========      ========       =========

    Net income per common and common
    equivalent share                                   $     .66        $     .62      $   1.88       $    1.86
                                                       =========        =========      ========       =========

    Weighted average number of common and common
    equivalent shares outstanding during period            6,136            5,987         6,098           5,970
                                                       =========        =========      ========       =========



   See accompanying notes to condensed consolidated financial statements.

                             The Centris Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                           Nine Months Ended September 30,
                                                                1997                 1996
                                                                ----                 ----
                                                             (unaudited)
Cash provided by operating activities                      $   13,792            $   24,240
                                                           ----------            ----------

Cash flows from investing activities:

    Purchases of fixed maturity investments                   (44,927)              (31,268)
    Purchases of equity securities                            (13,976)               (4,420)
    Proceeds from sales of investment securities               48,990                20,549
    Net purchases of short term
    investments                                                   197                (4,665)
    Purchases of property and equipment                          (916)               (1,603)
                                                           -----------           -----------

Cash used in investing activities                             (10,632)              (21,407)
                                                           -----------           -----------

Cash flows from financing activities:
    Payment on note payable                                    (1,875)                   --
    Dividends paid                                             (1,076)               (1,055)
    Exercise of stock options                                     486                 1,320
                                                           -----------           -----------

Cash (used in) provided by financing activities                (2,465)                  265
                                                           -----------           -----------

Net (decrease) increase in cash and invested cash                 695                 3,098

Cash and invested cash at beginning of period                  11,132                 8,165
                                                           -----------           -----------

Cash and invested cash at end of period                     $  11,827             $  11,263
                                                            =========             =========

Supplemental disclosure of cash flow information:

Interest paid                                               $   1,747             $   1,904
                                                            =========             =========

Income taxes paid, net                                      $   4,001             $   2,770
                                                            =========             =========


See accompanying notes to condensed consolidated financial statements.

                             The Centris Group, Inc.
              Notes to Condensed Consolidated Financial Statements

1.    General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the 1996 Annual Report to Stockholders of The Centris Group, Inc., formerly known as US Facilities Corporation, (the "Company").

2.    Other

SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure" will be adopted by the Company for the year ended December 31, 1997. Adoption of these pronouncements is not expected to have a material effect on the financial statements or the related disclosures of the Company.

3.    Acquisitions

Effective as of January 1, 1997, the Company acquired the medical stop loss business of Global Excess Re, Inc. Effective as of August 1, 1997, the Company acquired Interra Reinsurance Group which focuses on niche and special risk accident and health insurance products and reinsurance products and services. On September 30, 1997, the Company's wholly-owned subsidiary USF RE INSURANCE COMPANY acquired the operations of Allmerica Re from The Hanover Insurance Company. Each of these transactions were accounted for as purchases. The purchase transactions were not material to the financial statements of the Company. The results of operations of each entity since the effective acquisition dates are included in the accompanying condensed consolidated financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
---------------------

Consolidated revenues of The Centris Group, Inc., formerly known as US Facilities Corporation, (the "Company") increased 45% to $58,939,000 for the third quarter ended September 30, 1997 from $40,525,000 in the 1996 third quarter, and increased 34% to $158,165,000 for the first nine months of 1997 from $117,972,000 for the 1996 nine month period. Increases in premiums earned and commission and fee income in the 1997 periods as compared to the 1996 periods were primarily attributable to growth in the property/casualty segment, additional medical stop-loss business resulting from the acquisition of Global Excess Re in January 1997, and increased production of provider excess coverage. Increases in net investment income in the 1997 periods result from higher levels of invested assets. To lessen its exposure to stock market volatility, the Company realized $9,610,000 in pre-tax gains from its equity portfolio during the quarter.

Consolidated net income increased 8% to $4,026,000 for the third quarter of 1997 from $3,709,000 in the third quarter of 1996, and was $11,434,000 for the first nine months of 1997 as compared to $11,102,000 in the 1996 nine month period. Net income for the 1997 periods as compared to the 1996 periods reflects the changes in revenues noted above, an increase in medical lines reserves of $8,000,000 resulting from additional development on medical lines business written during the second half of 1996 and the first half of 1997 and increases in income tax expenses. General and administrative expenses remained below 10% of revenues in all periods presented as the Company continued its focus on productivity and expense control.

Income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income, the effect of other permanent differences and the proportion of total income subject to state income taxes.

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


The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. Statutory combined ratios are presented in conformity with rating agency and industry association presentations which include insurance company net management fee revenues in calculating such ratios. The Company's statutory combined ratios were 106.4 and 97.9 for the nine month periods ended September 30, 1997 and 1996, respectively.

Acquisitions
------------

During the third quarter of 1997, the Company acquired INTERRA Reinsurance Group, an Indianapolis based company which focuses on niche and special risk accident and health insurance products and reinsurance products and services. It is anticipated that INTERRA will bring fee income and underwriting opportunities for the Company's risk assumption businesses in one of the fastest growing sectors of the reinsurance industry -- international accident and health reinsurance. INTERRA will serve as an accident and health reinsurance manager on behalf of the Company's wholly-owned subsidiary USF RE INSURANCE COMPANY ("USF RE"), as well as provide risk management services across the entire enterprise. There has been an accelerating demand for private healthcare throughout the world as nationalized healthcare systems can no longer afford to provide quality care for their growing populations. INTERRA's track record in providing accident and health related products and services to clients in Europe, South America and South Africa will accelerate the Company's ability to implement its strategic initiative in this dynamic industry sector. INTERRA managed in excess of $35 million of premium and generated in excess of $2 million of fee and commission revenue in 1996.

In late September, 1997, USF RE acquired the operations of Allmerica Re from The Hanover Insurance Company, a subsidiary of the Allmerica Financial Corporation. The addition of an east coast USF RE treaty branch office through the Allmerica Re acquisition will enhance the growth and development of the property/casualty treaty reinsurance business. The acquisition also brings to the Company underwriting expertise in marine and international reinsurance which will be areas of future growth for USF RE. This acquisition is expected to add approximately $24 million of premium in 1998 as the existing business is renewed in USF RE, and will give USF RE an immediate presence in the eastern United States.

The Company continues to actively pursue accretive acquisition opportunities in complementary business lines.

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

Property/Casualty reinsurance and insurance underwriting is conducted by USF RE and its wholly-owned subsidiary, USF Insurance Company ("USFIC"). These subsidiaries both carry an A (Excellent) rating from A.M. Best Company and USF RE is assigned a claims paying ability rating of Aq by Standard & Poor's. Insurance companies purchase reinsurance in order to control and manage the risk they accept when they issue policies. USF RE assumes, primarily through reinsurance intermediaries, facultative and treaty reinsurance from unaffiliated insurance companies. Facultative is reinsurance of an individual risk; while reinsurance treaties cover risks written or assumed by another insurer in a particular class or classes of business. USF RE concentrates its casualty writings in general liability, commercial auto liability and products liability. It also provides a broad range of coverages for most types of property exposures. USFIC writes surplus lines insurance on commercial property/casualty risks which are marketed through independent excess and surplus lines brokers.

The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters and nine month periods ended September 30, 1997 and 1996, respectively.

Medical lines
-------------

(Dollars in Thousands)

                                                    Quarter Ended                  Nine Months Ended
                                                    September 30                      September 30
                                                    ------------                      ------------

                                             1997       1996     %Change        1997       1996   %Change
                                             ----       ----     -------        ----       ----   -------
       Revenues:

           Premiums earned                 $ 24,076  $ 21,215      13%       $ 74,646   $ 61,422    22%
           Commissions and fees               7,728     6,578      17%         23,910     19,472    23%
           Investment income                    900       856       5%          2,651      2,453     8%
                                           --------  --------                --------   --------

           Total revenues                    32,704    28,649      14%        101,207     83,347    21%
                                           --------  --------                --------   ---------

       Expenses:

           Losses and loss adjustment        25,372    15,116      68%         61,482     42,511    45%
           Policy acquisition                 8,075     7,132      13%         25,644     20,851    23%
           General and  administrative        3,443     2,493      38%         10,036      7,277    38%
                                           --------  --------                --------   --------
           Total expenses                    36,890    24,741      49%         97,162     70,639    38%
                                           --------  --------                --------   --------

       Income before income taxes          $ (4,186)  $ 3,908      --        $  4,045   $ 12,708   -68%
                                           =========  =======               =========   ========


Increases in revenues for the 1997 periods are due to growth in the provider excess line and additional medical stop loss business from the acquisition of Global Excess Re in January 1997. As a result, medical lines segment production increased in the 1997 periods over the 1996 periods, generating the changes noted above in premiums earned and commissions and fees revenues.

The change in medical lines pre-tax income reflects third quarter additions of $8 million to medical lines reserves. The Company continually reviews its reserves as new information becomes known and claim trends become more fully developed. The Company's third quarter reserve review indicated additional development on medical lines business written during the second half of 1996 and the first half of 1997. In addition, continuing competitive industry conditions resulted in less improvement in premium rate levels than expected. This factor, combined with the first half increases in the severity and frequency of specific and aggregate claims, resulted in the increase in medical lines reserves.

During the third quarter, the Company implemented a variety of pricing and underwriting actions to support the underwriting profitability of this line of business. The principal component of these actions is to obtain rate increases in line with claims experience. Since healthcare costs vary depending on the size and nature of the claim and the geographic region, the Company also reviewed its geographic distribution which resulted in rating actions in specific regions of the country where appropriate. In addition, the Company reviewed its producer network and reduced the amount of business written through producers whose books of business have been less profitable. These actions may result in a lower case count, but higher premiums per case, and are not expected to materially affect overall total premium production. The Company expects to continue reserving prudently in recognition that the market will remain competitive and expects that these actions will enhance the stability and long-term profitability of the medical lines business.

Policy acquisition expenses vary due to the level of production activity, mix of business and market conditions. Increases in general and administrative expenses in the 1997 periods primarily result from expenses related to the operations of the January acquisition of Global Excess Re.

Property/Casualty
-----------------

(Dollars in Thousands)

                                                   Quarter Ended                    Nine Months Ended
                                                   September 30                       September 30
                                                   -------------                      ------------

                                           1997       1996       % Change      1997      1996      % Change
                                           ----       ----       --------      ----      ----      --------
       Revenues:
           Premiums earned               $ 14,657   $  9,832         49%     $ 41,473  $ 28,484       46%
           Investment income                1,801      1,700          6%        5,427     5,039        8%
                                         --------   --------                 --------  --------

           Total revenues                  16,458     11,532         43%       46,900    33,523       40%
                                         --------   --------                 --------  --------

       Expenses:

           Losses and loss adjustment      11,326      6,837         66%       30,738    21,136       45%
           Policy acquisition               2,887      1,979         46%        8,310     5,952       40%
           General and administrative       1,111      1,057          5%        2,922     2,779        5%
                                         --------   --------                 --------   -------

           Total expenses                  15,324      9,873         55%       41,970    29,867       41%
                                         --------   --------                 --------   -------

       Income before income taxes         $ 1,134    $ 1,659        -32%      $ 4,930   $ 3,656       35%
                                          =======    =======                  =======   =======

Revenue growth in property/casualty lines in the 1997 periods as compared to the 1996 periods was the result of the treaty reinsurance operations' continued expansion and increased marketing efforts. Facultative property and casualty lines also grew, but at a slower rate due to an increasingly competitive marketplace. Increases in premium earned from facultative reinsurance lines reflects a focus on low layer excess accounts and program business.

The increase in policy acquisition expenses in the 1997 periods as compared to 1996 results from the continued growth of the property/casualty business lines and changes in the mix of business.

Differences in pre-tax income between the quarters primarily reflect increases in treaty writings which carry a higher formula loss ratio than facultative business.


Holding Company
---------------

(Dollars in Thousands)

                                                    Quarter Ended                    Nine Months Ended
                                                     September 30                      September 30
                                                     ------------                      ------------

                                             1997       1996     % Change       1997       1996       %Change
                                             ----       ----     --------       ----       ----       -------
       Revenues:
           Investment income              $    10     $   14       -29%     $     36     $   46         -22%
           Realized gains                   9,767        330        --        10,022      1,056          --
                                          -------     ------                --------     ------

           Total revenues                   9,777        344        --        10,058      1,102          --
                                          -------     ------                --------     ------

       Expenses:

           General and administrative         265        205        29%          762        623          22%
           Interest                           615        615        --         1,843      1,994          -8%
                                          -------     ------                --------     ------

           Total expenses                     880        820         7%        2,605      2,617          --
                                          -------     ------                --------     ------

       Gain (loss) before income taxes    $ 8,897     $ (476)       --       $ 7,453    $(1,515)         --
                                          =======     =======                =======    ========

Increases in general and administrative expenses result from higher infrastructure costs in the 1997 periods to support the growth of the Company's business lines. Declines in interest expenses in the 1997 nine-month period result from quarterly reductions in the outstanding balance of bank debt, principal payments on which commenced March 31, 1997, and changes in the variable interest rate charged on the outstanding balance.

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

Liquidity and Capital Resources
-------------------------------

The Company utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants, as well as to meet operating costs. Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under USF RE's and USFIC's reinsurance and insurance contracts, debt reduction, and operating expenses such as salaries, commissions, taxes and general overhead. The Credit Agreement with the Company's lender contains certain covenants, restrictions and dividend payment limitations with which the Company was in compliance at September 30, 1997.

The Company anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1-18 months) and long-term (18 months to 3 years) liquidity needs. While the Company currently has no immediate plans for significant capital outlays, from time to time it contemplates acquisition opportunities that complement its business operations.

The Company's investment portfolio reflects a current allocation of approximately 94% in fixed-income investments, both taxable and tax preferenced, and 6% in equities, with an "AA" average fixed income portfolio rating. The portfolio is not exposed to real estate investments, derivatives, high yield bonds, private placements or mortgage loans. All such securities are carried at quoted market values at the latest balance sheet date.

Forward Looking Statements
--------------------------

Some of the statements included within Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are: catastrophe losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting an employer's ability to self-insure; availability of adequate retrocessional insurance coverage at appropriate prices; a downturn in the general economy; uncertain acceptance of the Company's products; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission.

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

          3.2, 4.2 Bylaws of the Company, as amended, as presently in effect. Filed under the Company's former name as
                           Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by this reference.

               4.3         Common Stock  Certificate of The Centris Group, Inc.
                           Filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by this reference.

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

               4.8         Fourth  Amendment to Rights Agreement.  Filed as
                           Exhibit 1 to the Company's Current Report on Form 8-K dated July 23, 1997, and incorporated herein by this reference.

               10.1*       Agreement of Employment between the Company and Mark
                           A. Carney effective as of September 6, 1997.

               10.2* Severance Agreement dated September 7, 1997 between the Company and Mark A. Carney.

               10.3* Severance Agreement dated July 23, 1997 between the Company and Charles M. Caporale.

               11* The Centris Group, Inc. and Subsidiaries Computation of Earnings Per Share.

               15* Independent Auditors' Review Report regarding unaudited interim financial information.

               27*         Financial Data Schedules

     (b) During the third quarter of 1997 the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated July 23, 1997, reporting that effective as of July 23, 1997, the Company and American Stock Transfer & Trust Company, as Rights Agent, adopted a Fourth Amendment to the Rights Agreement adopted by the Company on May 24, 1990, and as subsequently amended. For a detailed description of the foregoing Fourth Amendment reference is made to aforenoted Form 8-K.


*    Describes exhibits filed with this Quarterly Report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Centris Group, Inc.



Date:  November 12, 1997                 By: /S/DAVID L. CARGILE
                                            --------------------
                                            DAVID L. CARGILE
                                            Chairman of the Board, President and
                                            Chief Executive Officer



Date:  November 12, 1997                 By: /S/CHARLES M. CAPORALE
                                             ----------------------
                                             CHARLES M. CAPORALE
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)