Form 10-K
period 1997-12-31
CENTRIS GROUP INC
filed 1998-03-27
CIK 798085

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO
                                ---------   ------------

                       COMMISSION FILE NUMBER: 001-12099

                               ---------------

                            THE CENTRIS GROUP, INC.
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

                                (714) 549-1600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ---------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

       TITLE OF
      SECURITIES                               EXCHANGES ON WHICH REGISTERED
      ----------                               -----------------------------
      COMMON STOCK, PAR VALUE $.01 PER SHARE       NEW YORK STOCK EXCHANGE
      COMMON STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE


  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Aggregate Market Value of Voting Stock held by non-affiliates of the Registrant as of March 20, 1998: $130,483,488 (10,817,284 shares at the closing price of $12 1/16 per share). For this purpose, all shares held by officers and directors of the Registrant are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

  Number of Shares of Common Stock of the Registrant outstanding as of March 20, 1998: 12,166,796

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Part II of this Form 10-K. Portions of the Registrant's definitive Proxy Statement to be filed within 120 days after December 31, 1997, are incorporated by reference into Part III of this Form 10-K.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

ITEM 1. BUSINESS

                              GENERAL INFORMATION

  The Registrant, The Centris Group, Inc., formerly US Facilities Corporation (the "Company"), is a Delaware holding company formed in 1982 which, through its subsidiaries, operates as a specialty insurance group. The Company's USBenefits Insurance Services, Inc. ("US Benefits") subsidiary is the managing general underwriter and marketing organization for medical lines coverages issued by The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies. The Company's USF RE INSURANCE COMPANY ("USF RE") subsidiary writes property/casualty reinsurance and insurance. The Company's INTERRA Reinsurance Group, Inc. ("INTERRA") subsidiary manages and underwrites catastrophic accident and health risks nationally and internationally.

  In January, 1997 USBenefits acquired the operations of Global Excess Holdings, Inc. a Michigan based managing general underwriter of medical stop-loss insurance. In early September, 1997 the Company acquired INTERRA, an Indiana based company which, as noted above, manages and underwrites catastrophic accident and health risks nationally and internationally. In late September, 1997 USF RE, acquired from The Hanover Insurance Company its Allmerica Re property/casualty treaty operation.

  On February 3, 1998 the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend to stockholders of record as of February 18, 1998. Certificates reflecting the stock split were issued February 27,1998. All references in this Form 10-K to number of shares, per share amounts and market prices of the Company's common stock have been adjusted retroactively for all periods presented to reflect this change in capital structure.

              FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS

  The Company's operations are classified into two business segments: (1) medical lines and (2) property/casualty. For additional information see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also "Note 10" of Notes to CONSOLIDATED FINANCIAL STATEMENTS, which are incorporated herein by this reference from the Company's 1997 Annual Report to Stockholders in response to Items 7 and 8 hereof, respectively.

                                 MEDICAL LINES

GENERAL

  Since 1980, USBenefits has had an agreement to underwrite and manage medical lines coverages for Continental or its predecessor. Such agreement provides that USBenefits is responsible for designing medical lines products, marketing the products, underwriting risks, collecting premiums, administering coverage agreements, investigating and settling claims and making claim payments within specified limits. While USBenefits participates in the setting of rates and underwriting standards, which are the ultimate responsibility of Continental, it does not insure any risks in its role as underwriting manager; all insurance risks are borne by Continental and its reinsurers, including USF RE. See "BUSINESS--MEDICAL LINES--MEDICAL LINES REINSURANCE".

  Under its current management agreement with Continental, USBenefits is paid management fees for its services, which are a percentage of premiums collected. The management agreement may be terminated by either party at any December 31 upon 90 days prior notice, and can also be terminated upon the occurrence of certain events. The management agreement provides that during its term and for a period ranging from 12 to 18 months following termination, Continental will not solicit or take away USBenefits' customers, and that upon termination USBenefits has the right to the expirations and renewals of the medical lines business. The Company believes that these provisions permit USBenefits to move the medical lines business to another insurance company if its relationship with Continental were to terminate. Alternatively, USBenefits could write medical lines coverages on a direct basis through its affiliate, USF RE, which is currently licensed to issue such coverage in 42 states and the District of Columbia.

  USBenefits also markets various employee benefits insurance products on behalf of several large national life insurance companies. Other than Continental, no one insurance company, third party administrator ("TPA") or insurance producer accounts for 10% or more of USBenefits' revenues.

  INTERRA underwrites on behalf of an unaffiliated life insurance company and underwrites accident and health reinsurance for its affiliate, USF RE, in addition to providing catastrophic claims management services to the Company and its subsidiaries. INTERRA also provides the Company with growth opportunities in the international accident and health reinsurance marketplace

MARKETING

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

  The Company believes there will be opportunities for growth from industry consolidation. Several of USBenefits' competitors have been acquired, and this activity is expected to continue. Many smaller managing general underwriters have lost their issuing carriers due to unacceptably high loss ratios on their books of business. There has also been consolidaiton in the third-party administrator marketplace, one of USBenefits' primary sources of business. The third party administrators which remain are larger, more financially secure, and seek to do business with sound, well established companies such as USBenefits. In the past few years USBenefits has embarked on a program of aggressively marketing its products to brokers and consultants. These producers control a sizable portion of USBenefits' target market, midsized employer groups, and are the exclusive source of business for larger employer groups. USBenefits has been able to increase its business with the brokerage community while maintaining its committment to its traditional third-party administrator distribution system.

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

  Provider Excess. USBenefits provider excess product limits the exposure which providers of medical services incur when they enter into capitated fee arrangements; it protects these providers from excessive losses that can arise when expenses exceed a predetermined level.

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

                               PROPERTY/CASUALTY

GENERAL

  Property/Casualty reinsurance and insurance underwriting is conducted by USF RE and its wholly-owned subsidiary USF Insurance Company ("USFIC"). These subsidiaries both carry an "A" (Excellent) rating from A.M. Best Company and USF RE is assigned a claims paying ability rating of Aq (Good) by Standard & Poor's. Insurance companies purchase reinsurance in order to control and manage the risks they accept when they issue policies. USF RE assumes facultative and treaty reinsurance from unaffiliated insurance companies, primarily through reinsurance intermediaries. Facultative is reinsurance of one risk at a time, while reinsurance treaties cover a portion of all policies written by another insurer in a particular risk category. USF RE concentrates its casualty writings in commercial auto liability, general liability and products liability. It also provides a broad range of coverages for most types of property exposures. USF RE is licensed to write various lines of insurance in 47 states, the District of Columbia and Puerto Rico.

RETROCESSIONS

  USF RE has entered into retrocession (reinsurance) agreements which mitigate USF RE's exposure to losses and therefore allow it to increase the limits it can offer on each property/casualty account. Other retrocession agreements protect against catastrophic losses. Management believes its current retrocessional arrangements are adequate to protect the Company from excessive catastrophic losses.

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

SURPLUS LINES

  USFIC, a Pennsylvania domiciled insurance company, is eligible to offer surplus lines coverages in 33 states, the District of Columbia and the U.S. Virgin Islands and is also licensed as an admitted insurer in New York and Florida. USFIC writes surplus lines insurance on commercial property/casualty risks which are marketed through independent excess and surplus lines brokers.

                        STATUTORY FINANCIAL INFORMATION

  The information presented below conforms to the requirements of "Disclosures Concerning Unpaid Claims and Claim Adjustment Expenses of Property/Casualty Insurance Underwriters" contained in the Securities Exchange Act of 1934 Guide 4 and the Securities Act of 1933 Guide 6.

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

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          1997    1996    1995
                                                        -------- ------- -------
   Loss ratio..........................................     78.4    71.0    67.6
   Underwriting expense ratio..........................     27.5    27.9    28.4
                                                        -------- ------- -------
   Combined ratio......................................    105.9    98.9    96.0
                                                        ======== ======= =======

LOSS AND LOSS ADJUSTMENT EXPENSE ("LAE") RESERVES

  For information pertinent to loss and loss adjustment expense reserves see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also "Note 1(F)" and "Note 5" of "Notes to CONSOLIDATED FINANCIAL STATEMENTS," which are incorporated herein by this reference from the Company's 1997 Annual Report to Stockholders in response to Items 7 and 8 hereof, respectively.

  The following table reconciles USF RE's consolidated reserve for losses and LAE from SAP to amounts based on GAAP:

                                                             DECEMBER 31,
                                                       ------------------------
                                                         1997    1996    1995
                                                       -------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
   Statutory loss and LAE reserves...................  $ 90,862 $72,385 $62,420
   Reserves ceded to reinsurers......................    25,939  22,265  16,426
   Provision for uncollectible reinsurance...........       --       19      48
                                                       -------- ------- -------
   GAAP loss and LAE reserves........................  $116,801 $94,669 $78,894
                                                       ======== ======= =======

  Except for the foregoing, there is no difference in USF RE's reserves for losses and LAE whether determined in accordance with GAAP or SAP.

  The table below provides a reconciliation of beginning and ending consolidated statutory liability balances as of December 31, 1997, 1996 and 1995.

                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Reserves for losses and LAE at beginning of
    period.......................................  $ 72,385  $ 62,420  $ 56,304
   Reserves of acquired company..................     7,348
   Incurred losses and LAE:
     Provision for losses and LAE for claims
      occurring in the current year..............   116,968    83,485    74,935
     Increase in estimated losses and LAE for
      claims occurring in prior years............     8,103     4,688     2,808
   Payments:
     Losses and LAE payments for claims occurring
      during:
       The current year..........................   (75,434)  (43,287)  (39,511)
       Prior years...............................   (38,508)  (34,921)  (32,116)
                                                   --------  --------  --------
       Reserve for losses and LAE at end of
        period...................................  $ 90,862  $ 72,385  $ 62,420
                                                   ========  ========  ========

  The table on this page presents the development of USF RE's consolidated statutory balance sheet liability for losses and LAE for 1987 through 1997. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at December 31 for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

  The upper portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

  The lower portion of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year, and a reconciliation of the gross and net amounts for the latest five years.

                             1987      1988     1989     1990     1991     1992     1993     1994     1995       1996       1997
                            -------   -------  -------  -------  -------  -------  -------  -------  -------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Net Liability for
 Losses/LAE--
 End of Year..............  $ 8,623   $17,660  $28,697  $35,975  $36,481  $45,483  $51,358  $56,304  $62,420   $ 72,385   $ 90,862
Net Liability re-estimated
 as of:
1 year later..............   11,143    17,003   29,715   33,871   37,528   47,119   53,783   59,112   67,108     80,488
2 years later.............   11,622    17,752   29,619   32,720   36,381   47,482   52,625   56,601   67,017
3 years later.............   12,370    18,290   29,694   31,654   36,037   46,786   50,185   54,756
4 years later.............   12,717    18,294   28,581   30,222   34,529   42,785   47,973
5 years later.............   12,154    18,063   27,392   29,610   31,614   41,639
6 years later.............   12,288    17,994   26,815   27,111   30,787
7 years later.............   12,326    17,707   25,647   26,277
8 years later.............   12,314    17,496   24,769
9 years later.............   12,271    17,347
10 years later............   12,196

Net Cumulative
 redundancy/(deficiency)..   (3,573)      313    3,928    9,698    5,694    3,844    3,385    1,548   (4,597)    (8,103)
Cumulative %..............      (41)%       2%      14%      27%      16%       8%       7%       3%      (8)%      (11)%

Paid (cumulative) as of:
1 year later..............    6,988     9,373   14,255   13,918   14,516   22,190   26,075   32,115   34,921     38,509
2 years later.............    8,424    11,676   18,265   17,497   17,832   26,374   33,952   38,884   45,611
3 years later.............    9,638    14,959   21,095   19,946   20,164   31,747   38,488   43,269
4 years later.............   11,472    15,693   21,833   21,276   24,004   34,347   40,256
5 years later.............   11,741    15,927   22,653   22,868   25,672   35,813
6 years later.............   11,920    16,606   23,480   23,281   26,762
7 years later.............   12,028    16,122   23,606   23,801
8 years later.............   12,042    16,170   23,701
9 years later.............   12,091    16,196
10 years later............   12,115

Gross Liability--End of Year...................................................     58,542   69,597   78,846     94,650    116,801
Reinsurance Recoverable........................................................      7,184   13,293   16,426     22,265     25,939
Net Liability--End of Year.....................................................     51,358   56,304   62,420     72,385     90,862
Gross Re-Estimated Liability-Latest............................................     55,575   70,010   84,229    101,798
Re-Estimated Recoverable-Latest................................................      7,602   15,254   17,212     21,310
Net Re-Estimated Liability-Latest..............................................     47,973   54,756   67,017     80,488
Gross Cumulative Redundancy (Deficiency).......................................      2,967     (413)  (5,383)    (7,148)

INVESTMENTS

  For information, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", Note 1 (c) and Note 3 of Notes to CONSOLIDATED FINANCIAL STATEMENTS," incorporated herein by this reference from the Company's 1997 Annual Report to Stockholders in response to Item 7 and
Item 8 herein.

                                  COMPETITION

  The insurance and reinsurance industries are highly competitive and consist of a large number of companies, many of which have financial resources, employees, facilities and experience substantially in excess of those of the Company.

MEDICAL LINES

  The medical lines business is highly competitive and involves a diversified field of participants from small, start-up operations to large, well-established organizations such as USBenefits. A precise measure of the size of the medical stop-loss market is not possible because data on the market is not routinely collected, compiled or systematically analyzed. However, the Company believes that there are currently over 200 providers of medical stop-loss and provider excess coverages. Based on its over-17 years of experience in the medical stop-loss business, the Company believes that it is the largest provider of medical stop-loss coverage in the United States and one of the leading sources of provider excess coverage. However, other large and established companies offer medical lines products and services similar to those offered by the Company.

  USBenefits currently relies on its long-standing relationships with independent TPAs as a source of business, as well as growing relationships with insurance agents, brokers and consultants. USBenefits must compete for its business by offering competitively priced products, providing high quality, timely services and paying commissions which are competitive. USBenefits believes that its experience in the medical stop-loss business and the claims data it has collected over the years give it a competitive advantage over many of its competitors who must rely on general industry information.

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

  Conditions remain highly competitive in most areas of the property/ casualty reinsurance market. USF RE has been able to compete against many companies with significantly larger policyholders' surplus and greater resources by focusing its efforts on specialty areas where it can best utilize its underwriting expertise and capital resources. The Company believes USF RE's "A" (Excellent) rating from A.M. Best Company, its Aq (Good) claims paying ability rating from Standard & Poor's and its excellent financial condition have strengthened USF RE's position in its markets.

                                  REGULATION

GENERAL

  Insurance and reinsurance companies are subject to primary regulation and supervision by the insurance departments of their states of domicile, as well as by agencies of other states where they are licensed or authorized to transact business. Such regulation and supervision is designed to protect policyholders, not stockholders. Although the extent of such regulation varies from state to state, in general the insurance laws of states provide such supervisory agencies with broad administrative powers. These powers include the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms and rates, the determination of reserve requirements, the monitoring of financial stability, the form and content of required financial statements, and the type and character of investments. The National Association of Insurance Commissioners ("NAIC") has proposed a variety of model laws and regulations as part of its accreditation program affecting insurance companies generally, including laws and regulations relating to solvency standards for all insurance companies. Most of these model laws and regulations have been adopted by the majority of states and only two states, New York and Nevada, have not been accredited. Adoption of these laws has not had a material negative impact on the Company's insurance operations.

  USF RE and USFIC are required to file detailed annual financial and other reports with the appropriate insurance regulatory agency in each state in which they are admitted or authorized to do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of Massachusetts and Pennsylvania and other states require periodic examination of USF RE and USFIC. USF RE was examined by the Division of Insurance of the Commonwealth of Massachusetts during 1993 for the four-year period ended December 31, 1992. USFIC was examined by the Insurance Department of the Commonwealth of Pennsylvania during 1993 for the four-year period ended December 31, 1992. The final reports of these examinations did not indicate any concerns of a material nature or which were significant to USF RE's or USFIC's surplus as regards policyholders. Both companies are scheduled to be examined during 1998 for the five year periods ending December 31, 1997.

PROPERTY/CASUALTY

  Historically the property/casualty reinsurance business had not been subject to extensive regulation. However, reinsurance is now under closer scrutiny by state agencies, as evidenced by the promulgation by the NAIC of several model laws and regulations specifically relating to reinsurance. Management expects this trend toward greater regulation of the insurance and reinsurance industries to continue. At this time management cannot anticipate what impact, if any, such regulation would have on the Company's operations.

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

MEDICAL LINES

  State regulation of self-insured medical plans is preempted by the Employee Retirement Income Security Act of 1974 ("ERISA"). However, as medical stop-loss has grown in importance, states have attempted to circumvent ERISA's preemption by seeking to assert their regulatory authority over insurance companies writing medical stop-loss coverages and related service providers, such as USBenefits. The NAIC has adopted a model Managing General Agents Law, the substance of which has been enacted in 49 states and the District of Columbia. This model law requires the licensing of managing general agents that perform certain functions on behalf of insurance companies, such as underwriting together with claims settlement and payment. It also imposes certain requirements with respect to the content of agreements between insurance companies and managing general agents. USBenefits is licensed or registered as a managing general agent or third party administrator in various states where such licensing is required. It is also licensed directly, or through one or more of its employees, in 47 states and the District of Columbia as an accident and health insurance agent and in 49 states and the District of Columbia as a property/casualty insurance agent.

  Additionally, the Company's INTERRA subsidiary is subject to regulation in various states where it operates in any one of its capacities as a reinsurance broker or intermediary, a third-party administrator or a claims management company.

STATE INSURANCE HOLDING COMPANY LAWS

  The Company, its stockholders, and its insurance company subsidiaries are subject to the Insurance Holding Company Acts of the Commonwealth of Massachusetts where USF RE is domiciled and the Commonwealth of Pennsylvania where USFIC is domiciled. Until 1997 USF RE had been deemed to be "commercially domiciled" in the State of California and thereby subject to the California Holding Company Act. Generally these Insurance Holding Company Acts prohibit any person from acquiring "control" of a domestic insurer, or of a company controlling a domestic insurer without prior approval of the insurance commissioner of such insurer's state of domicile. Control is presumed to exist through ownership or the right to acquire 10% or more of the stock of the insurer; but this presumption may be rebutted. These Insurance Holding Company Acts require holding companies and their insurance subsidiaries to register and file on a regular basis reports which include information concerning their capital structure, ownership and financial condition. All transactions between members of the holding company group are subject to fairness and reasonableness standards, and notice of certain transactions must be given to the Commissioners of Insurance of Massachusetts and Pennsylvania 30 days prior to entering into such transactions, during which time the Commissioners of these states may indicate their disapproval.

  The amount of dividends which USF RE is permitted to pay the Company is limited by the insurance laws of Massachusetts. USF RE must give notice to the Massachusetts Insurance Commissioner of all dividends and other distributions to stockholders within five business days after they are declared, and may not pay such dividends until ten business days after receipt by the Commissioner of the required notices. Following such dividends or distributions, USF RE's surplus to policyholders must be reasonable in relation to its outstanding liabilities and adequate for its financial needs. In addition, USF RE may not pay any "extraordinary" dividend or distribution until 30 days after the Massachusetts Insurance Commissioner has received notice of such dividend or distribution, and until the Commissioner has either (i) not disapproved such payment within such 30-day period, or (ii) approved such payment within such 30-day period. For 1998, the amount which may be paid in dividends by USF RE without prior regulatory approval is $11,266,000. The amount of dividends which USFIC may pay to USF RE is subject to similar restrictions under the laws of Pennsylvania. Since being acquired by the Company, neither USF RE nor USFIC has paid any dividends.

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

  Some of the statements included within this Item 1 and in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in the consolidated financial statements and related notes (incorporated herein by reference from the Company's 1997 Annual Report to Stockholders in response to items 7 and 8 hereof, respectively) may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are: catastrophe losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting an employer's ability to self-insure; the availability of adequate retrocessional insurance coverage at appropriate prices; a downturn in the general economy; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission. The words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements.

                                   EMPLOYEES

  As of March 20, 1998 the Company had 196 full-time employees. No employees are represented by labor unions, and management considers its employee relations to be excellent.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are:

          NAME           AGE                           POSITION
          ----           ---                           --------
David L. Cargile........  52 Chairman, President and Chief Executive Officer
Howard S. Singer........  52 Executive Vice President-Corporate Finance and
                              Investor Relations
John T. Grush...........  49 Senior Vice President
Charles M. Caporale.....  47 Senior Vice President, Chief Financial Officer and Treasurer
Jose A. Velasco.........  43 Senior Vice President, Chief Administrative Officer,
                              Secretary and General Counsel
Craig J. Kelbel.........  44 Senior Vice President
Edward D. Jones.........  52 Senior Vice President
Mark A. Carney..........  39 Senior Vice President

  All executive officers other than Charles M. Caporale, Mark A. Carney and Edward D. Jones have been employed by the Company for more than five years. There are no family relationships among any of the executive officers of the Company. There have been no events under bankruptcy or insolvency laws, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

  Mr. Caporale joined the Company in July, 1997 as Senior Vice President, Chief Financial Officer and Treasurer. Before joining the Company, Mr. Caporale began his career at Coopers & Lybrand and served in various capacities in the insurance industry prior to joining the Minet group of companies in 1985. He occupied several management positions in Minet companies, including Executive Vice President and Chief Financial Officer of Minet, Inc.

  Mr. Carney joined the company in September, 1997 as a Senior Vice President in connection with the acquisition of INTERRA and continues to serve as its President and Chief Operating Officer. Prior to joining the Company, Mr. Carney held various executive positions with health care companies. He founded INTERRA in 1993, and until its acquisition served as its Chairman, President and Chief Operating Officer.

  Mr. Jones joined the Company in September, 1993 as a Vice President and was promoted to Senior Vice President in March, 1998. He is responsible for corporate strategic and business planning, government affairs, customer service, and spearheads the Company's electronic data interchange (EDI) efforts. Before joining the Company, Mr. Jones served as Executive Vice President and as a member of the Board of Directors of Medical Review Systems, a firm that he co-founded in 1990. He has also served as a consultant to and held positions with various academic and governmental organizations.

ITEM 2. PROPERTIES

  The principal executive offices of the Company and its subsidiaries are located in 40,281 square feet of leased office space at 650 Town Center Drive, Costa Mesa, California. The lease on this facility was renewed for the period from October 1, 1995 through March 31, 2007, with a five-year option to extend. Additional offices are maintained in leased premises in Chicago, Illinois; Indianapolis, Indiana; Florham Park, New Jersey; Philadelphia, Pennsylvania; Atlanta, Georgia; Tulsa, Oklahoma and Phoenix, Arizona.

ITEM 3. LEGAL PROCEEDINGS

  From time to time the Company is a party to legal proceedings incidental to its business, none of which individually or in the aggregate is considered by the Company to be material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  On February 3, 1998, the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend to stockholders of record as of February 18, 1998. Certificates reflecting the stock split were issued February 27, 1998. Amounts presented have been retroactively adjusted to reflect the stock split.

  The Company paid quarterly cash dividends of $.03 per share in 1997 and 1996, respectively, and $.025 per share in 1995. In addition, material appearing under the captions "Stockholder Information" and "Stock Price Information" in the 1997 Annual Report to Stockholders of The Centris Group, Inc. (the "Annual Report") is hereby incorporated by this reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors and executive officers of the Registrant as required by Items 401 and 405 of Regulation S-K is set forth in Part I of this Form 10-K under the caption "EXECUTIVE OFFICERS OF THE COMPANY" and under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders scheduled to be held on May 13, 1998, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997 (the "Proxy Statement"), and is hereby incorporated by this reference.

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

      Report on Consolidated Financial Statements
      Consolidated Income Statements--Years ended December 31, 1997, 1996 and 1995
      Consolidated Balance Sheets--December 31, 1997 and 1996
      Consolidated Statements of Stockholders' Equity--at December 31, 1997, 1996, and 1995
      Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995
      Notes to Consolidated Financial Statements
      Independent Auditors' Report

    (ii) The following is a list of financial statement schedules filed with this Form 10-K:

      Index to Schedules

              Independent Auditor's Report
              Schedule I--Summary of Investments
              Schedule II--Condensed Financial Information of Registrant
              Schedule III--Supplementary Insurance Information
              Schedule IV--Reinsurance

  All other schedules to the Consolidated Financial Statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

    (iii) The following is a list of exhibits required to be filed as part of this Form 10-K by Item 601 of Regulation-K:

 3.1, 4.1* The Company's Restated Certificate of Incorporation, as amended, as presently in effect.
 3.2, 4.2* Amended and Restated Bylaws of the Company, as presently in effect.
 4.3       Stock Certificate of the Company. Filed as Exhibit 4.3 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1997 (the "June 1997 Form 10-Q"), and incorporated herein by this reference.
 4.4       Rights Agreement. Filed as Exhibit 2 to the Company's Current Report
            on Form 8-K dated May 24, 1990, and incorporated herein by this reference.

 4.5       First Amendment to Rights Agreement. Filed as Exhibit 1 to the
            Company's Current Report on Form 8-K dated January 16, 1992, and incorporated herein by this reference.
 4.6       Second Amendment to Rights Agreement. Filed as Exhibit 10.1 to the
            Company's Current Report on Form 8-K dated April 29, 1994, incorporated herein by this reference.
 4.7       Third Amendment to Rights Agreement. Filed as Exhibit 4 to the
            Company's Current Report on Form 8-K dated September 28, 1995, and incorporated herein by this reference.
 4.8       Fourth Amendment to Rights Agreement. Filed as Exhibit 1 to the
            Company's Current Report on Form 8-K dated July 23, 1997, and incorporated herein by this reference.
 4.9       Fifth Amendment to Rights Agreement. Filed as Exhibit 1 to the
            Company's Current Report on Form 8-K dated January 28, 1998, and incorporated herein by this reference.
 9         Not applicable.
 10        Material Contracts.
 10.1      Agreement of Employment between the Company and David L. Cargile effective as of November 1, 1996, including relocation loan arrangement and Amendment No. 1 thereto, filed as Exhibit 10.4(i)
            to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1995 (the "1995 Form 10-K"), and filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1996 (the "1996 Form 10-K"), and which are
            incorporated herein by this reference.
 10.2      Agreement of Employment between the Company and Howard S. Singer effective as of November 1, 1996. Filed as Exhibit 10.3 to the
            Company's 1996 Form 10-K, and incorporated herein by this
            reference.
 10.3      Agreement of Employment between the Company and Craig J. Kelbel effective as of November 1, 1996. Filed as Exhibit 10.4 to the
            Company's 1996 Form 10-K, and incorporated herein by this
            reference.
 10.4      Agreement of Employment between the Company and Mark A. Carney effective as of September 6, 1997. Filed as Exhibit 10.1 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1997 (the "September 1997 Form 10-Q"), and
            incorporated herein by this reference.
 10.5(i)   Severance Agreement dated May 24, 1994 between the Company and David
            L. Cargile. Filed as Exhibit 10.3 to the Company's June 1994 Form
            10-Q, and incorporated herein by this reference; and Amendment No.
            1 thereto dated December 4, 1996, filed as Exhibit 10.5(vii) to the
            Company's 1996 Form 10-K, and incorporated herein by this
            reference.
 10.5(ii)* Amendment No. 2 dated August 29, 1997 to Severance Agreement between the Company and David L. Cargile.
 10.5(iii) Severance Agreement dated May 24, 1994 between the Company and
            Howard S. Singer. Filed as Exhibit 10.2 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June, 1994 (the "June
            1994 Form 10 -Q"), and incorporated herein by this reference; and
            Amendment No. 1 thereto dated December 4, 1996, filed as Exhibit
            10.4(viii) to the Company's 1996 Form 10-K, and incorporated herein by this reference.
 10.5(iv)* Amendment No. 2 dated August 29, 1997 to Severance Agreement between the Company and Howard S. Singer.
 10.5(v)   Severance Agreement dated May 24, 1994 between the Company and John
            T. Grush. Filed as Exhibit 10.4 to the Company's June 1994 Form 10-
            Q, and incorporated herein by this reference; and Amendment No. 1 dated December 4, 1996, filed as Exhibit 10.4(ix) to the Company's
            1996 Form 10-K, and incorporated herein by this reference.

 10.5(vi)*   Amendment No. 2 dated August 29, 1997 to Severance Agreement between the Company and John T. Grush.
 10.5(vii)   Severance Agreement dated May 24, 1994 between the Company and
              Craig J. Kelbel. Filed as Exhibit 10.14(v) to the Company's 1995
              Form 10-K, and incorporated herein by this reference; and
              Amendment No. 1 dated December 4, 1996, filed as Exhibit 10.5(x)
              to the Company's 1996 Form 10-K, and incorporated herein by this reference.
 10.5(viia)* Amendment No. 2 dated August 29, 1997 to Severance Agreement between the Company and Craig T. Kelbel.
 10.5(viii)  Severance Agreement dated May 24, 1994 between the Company and
              Jose A. Velasco. Filed as Exhibit 10.6 to the Company's June 1994
              Form 10-Q, and incorporated herein by this reference; and
              Amendment No. 1 dated December 4, 1996, filed as Exhibit
              10.5(xii) to the Company's 1996 Form 10-K, and incorporated herein by this reference.
 10.5(ix)*   Amendment No. 2 dated August 29, 1997 to Severance Agreement between the Company and Jose A. Velasco.
 10.5(x)     Severance Agreement dated July 23, 1997 between the Company and
              Charles M. Caporale. Filed as Exhibit 10.3 to the Company's
              September 1997 Form 10-Q, and incorporated herein by this
              reference.
 10.5(xi)    Severance Agreement dated September 6, 1997 between the Company and Mark A. Carney. Filed as Exhibit 10.2 to the Company's
              September 1997 Form 10-Q, and incorporated herein by this
              reference.
 10.5(xii)*  Severance Agreement dated December 4, 1996 between the Company and
              Edward D. Jones, III; and Amendment No. 1 dated August 29, 1997.
 10.6        Lease Agreement dated May 28, 1985 between Center Tower Associates and US Benefits, Inc. Filed as Exhibit 10.13 to the Company's
              Form S-1 Registration Statement declared effective by the
              Securities and Exchange Commission ("Commission") on October 31,
              1986, and incorporated herein by this reference; and First
              Amendment dated November 24, 1986 between Center Tower Associates and the Company as assignee of US Benefits, Inc., filed as
              Exhibit 10.26 to the Company's Form S-2 Registration Statement
              declared effective by the Commission on December 4, 1991 (the "S-
              2 Registration Statement"), and incorporated herein by this reference; and Second Amendment dated July 8, 1992, filed as
              Exhibit 10.17 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1992, and incorporated herein by this reference; and Third Amendment dated May 4,1993, filed as Exhibit
              10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 ( the "1993 Form 10-K"), and incorporated herein by this reference; and Fourth and Fifth Amendments dated
              August 29, 1994 and October 1, 1995, respectively, filed as
              Exhibit 10.18(i) to the Company's 1995 Form 10-K, and
              incorporated herein by this reference.
 10.7(i)     Management Agreement No. 1 dated October 3, 1994 (with Addenda)
              between The Continental Insurance Company and USBenefits
              Insurance Services, Inc. Filed as Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September,
              1994, and incorporated herein by this reference; and Additional
              Addenda to Management Agreement No.1, filed as Exhibit 10.19(i)
              to the Company's 1995 Form 10-K and incorporated herein by this reference.
 10.7(ii)*   Addendum Eight and Addendum Nine, both dated April 24th, 1997, to
              Management Agreement No. 1 between The Continental Insurance
              Company and USBenefits Insurance Services, Inc.

 10.8   Quota Share Retrocession Agreement dated July 11, 1986 between The
         Continental Insurance Company, as successor to Harbor Insurance
         Company by assumption, and USF RE INSURANCE COMPANY, as amended. Filed as Exhibit 10.47 to the Company's S-2 Registration Statement, and
         incorporated herein by this reference; and Amendment dated January 16,
         1991, filed as Exhibit 10.21 to the Company's 1993 Form 10-K, and incorporated herein by this reference; and Amendment dated October 3,
         1994, filed as Exhibit 10.21(i) to the Company's Annual Report on Form
         10-K for the year ended December 31, 1994, and incorporated herein by this reference.
 10.9   Credit Agreement dated as of December 20, 1994 between the Company and
         Fleet National Bank of Connecticut (formerly known as Shawmut Bank
         Connecticut, N.A.), including Revolving Note and Pledge Agreement.
         Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended March 31, 1995, and incorporated herein by this reference; and First and Second Amendments to the Credit Agreement,
         filed as Exhibit 10.1 to the Company's Quarterly Reports on Form 10-Q
         for the quarters ended March 31, 1996 and September 30, 1996, respectively, and incorporated herein by this reference.
 10.10* The Company's Amended 1988 Employee Stock Plan.
 10.11* The Company's Amended and Restated 1991 Employee Stock Option Plan.
 10.12  Form of Stock Option Agreement under The Company's. Amended and
         Restated 1991 Employee Stock Option Plan. Filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1996 (the "June 1996 Form 10-Q"), and incorporated herein by this reference.
 10.14* The Company's 1991 Directors Stock Option Plan Amended and Restated.
 10.15  Form of Stock Option Agreement under The Company's 1991 Directors Stock
         Option Plan Amended and Restated. Filed as Exhibit 10.2 to the
         Company's June 1996 Form 10-Q, and incorporated herein by this reference
 10.22  The Company's Amended Incentive Compensation Program. Filed as Exhibit
         10.26 to the Company's 1995 Form 10-K, and incorporated herein by this reference.
 10.23* The Company's 1997 Long-Term Incentive-Performance Unit Plan, including form of Plan Agreement.
 10.24  The Company's Non-Qualified Deferred Compensation Plan, including form of Plan Agreement. Filed as Exhibit 10.23 to the Company's 1996 Form
         10-K, and incorporated herein by this reference.
 11*    The Centris Group, Inc. and Subsidiaries Computation of Earnings Per
         Share.
 12     Not applicable.
 13*    The Centris Group, Inc. 1997 Annual Report to Stockholders (filed with the Commission only to the extent it is specifically incorporated by reference in this Form 10-K).
 18     Not applicable.
 19     Not applicable.
 21*    Subsidiaries of The Centris Group, Inc..
 22     Not applicable.
 23*    Independent Auditors' Consent dated March 26, 1998.
 24     Not applicable.
 27*    Financial Data Schedules.

   (b)  Reports on Form 8-K:

  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

--------
* Describes a document filed with the Annual Report on Form 10-K for the year ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 1998                      THE CENTRIS GROUP, INC.

                                                  /s/ David L. Cargile
                                          By: _________________________________
                                                      David L. Cargile
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

      /s/ David L. Cargile           Chairman of the Board, Chief   March 25, 1998
____________________________________  Executive Officer and
          David L. Cargile            President (Principal
                                      Executive Officer)

       /s/ John F. Kooken            Director                       March 25, 1998
____________________________________
           John F. Kooken

     /s/ L. Steven Medgyesy          Director                       March 25, 1998
____________________________________
         L. Steven Medgyesy

      /s/ Bernard H. Ross            Director                       March 25, 1998
____________________________________
          Bernard H. Ross

     /s/ Charles L. Schultz          Director                       March 25, 1998
____________________________________
         Charles L. Schultz

      /s/ Howard S. Singer           Director and Executive Vice    March 25, 1998
____________________________________  President--Corporate
          Howard S. Singer            Finance and Investor
                                      Relations

                                     Director                       MARCH   , 1998
____________________________________
          Kenneth C. Tyler

    /s/ Charles M. Caporale          Senior Vice President, Chief   March 25, 1998
____________________________________  Financial Officer and
        Charles M. Caporale           Treasurer (Principal
                                      Financial and Accounting
                                      Officer)

                               INDEX TO SCHEDULES

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

Summary of Investments.............................................   Schedule I
Condensed Financial Information of Registrant......................  Schedule II
Supplementary Insurance Information................................ Schedule III
Reinsurance........................................................  Schedule IV

                         INDEPENDENT AUDITORS' REPORT

  Under date of February 3, 1998, we reported on the consolidated balance sheets of The Centris Group, Inc., formerly US Facilities Corporation, and Subsidiaries as of December 31, 1997 and 1996, and related consolidated income statements, statements of stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 as contained in the 1997 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

  In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG Peat Marwick LLP

Los Angeles, California
February 3, 1998

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                       SCHEDULE I--SUMMARY OF INVESTMENTS

                               DECEMBER 31, 1997

                                                                     AMOUNT AT
                                                                    WHICH SHOWN
                                                                    ON BALANCE
                                               COST(/1/) VALUE(/1/)    SHEET(/1/)
                                               --------- ---------- -----------
                                                    (DOLLARS IN THOUSANDS)
   Fixed maturities:
    Bonds:
     United States Government agencies and
      authorities............................  $ 36,430   $ 37,205   $ 37,205
     States, municipalities and political
      subdivisions...........................    98,007    103,591    103,591
     Foreign governments.....................       510        529        529
     All other corporate bonds...............    42,315     44,793     44,793
                                               --------   --------   --------
       Total fixed maturities................   177,262    186,118    186,118
                                               ========   ========   ========
   Equity securities:
    Preferred stocks:
     Industrial and miscellaneous............       250        256        256
    Common stocks:
     Industrial and miscellaneous............    14,753     15,308     15,308
                                               --------   --------   --------
       Total.................................    15,003     15,564     15,564
                                               ========   ========   ========
   Other invested assets.....................       509        509        509
   Short-term investments....................    21,633     21,633     21,633
                                               --------   --------   --------
       Total investments.....................  $214,407   $223,824   $223,824
                                               ========   ========   ========

--------

(1) Cost represents the amortized cost of investments to the Company. Value represents current market value. Amount at which investments are shown on the balance sheet represents current market value as required by SFAS No. 115.

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                    SCHEDULE II--CONDENSED INCOME STATEMENTS

                               THE CENTRIS GROUP
                             (PARENT COMPANY ONLY)

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
                                                      (DOLLARS IN THOUSANDS)
Revenues:
  Dividends from subsidiaries........................ $ 4,000  $ 4,000  $ 6,000
  Other..............................................      62       58       49
                                                      -------  -------  -------
    Total revenues...................................   4,062    4,058    6,049
Operating expenses:
  Other general and administrative...................     990      896    1,723
  Interest...........................................   2,373    2,610    2,259
                                                      -------  -------  -------
    Total operating expenses.........................   3,363    3,506    3,982
                                                      -------  -------  -------
Income (loss) before income taxes....................     699      552    2,067
Income tax benefits..................................  (1,420)  (1,652)  (2,324)
                                                      -------  -------  -------
Income before equity in earnings of subsidiaries.....   2,119    2,204    4,391
Equity in earnings of subsidiaries...................  13,093   12,816    9,463
                                                      -------  -------  -------
Net income........................................... $15,212  $15,020  $13,854
                                                      =======  =======  =======

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                     SCHEDULE II--CONDENSED BALANCE SHEETS

                               THE CENTRIS GROUP
                             (PARENT COMPANY ONLY)

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
                        ASSETS
                        ------
Cash.................................................. $     1,548  $       641
Investment in and due from affiliates.................     146,164      134,838
Other assets..........................................       4,021        3,889
                                                       -----------  -----------
    Total assets...................................... $   151,733  $   139,368
                                                       ===========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Note payable.......................................... $    32,500  $    35,000
Accounts payable and accrued expenses.................       1,643        2,004
                                                       -----------  -----------
    Total liabilities.................................      34,143       37,004
                                                       ===========  ===========
Stockholders' equity:
  Common stock........................................         124          122
  Paid-in capital.....................................      46,188       45,442
  Net unrealized investment gain......................       6,121        5,860
  Retained earnings...................................      66,654       52,883
                                                       -----------  -----------
                                                           119,087      104,307
  Less treasury stock, at cost........................      (1,497)      (1,943)
                                                       -----------  -----------
    Total stockholders' equity........................     117,590      102,364
                                                       -----------  -----------
    Total liabilities and stockholders' equity........ $   151,733  $   139,368
                                                       ===========  ===========

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                            THE CENTRIS GROUP, INC.
                             (PARENT COMPANY ONLY)

                SCHEDULE II--CONDENSED STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1997      1996      1995
                                                    --------  --------  --------
                                                      (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................  $ 15,212  $ 15,020  $ 13,854
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Increase (decrease) in accounts payable and
     accrued expenses.............................      (361)     (224)     (359)
    Increase in other assets......................      (132)   (1,464)     (690)
    Equity in income of and change in due from
     affiliates...................................   (10,286)  (14,140)  (15,310)
                                                    --------  --------  --------
      Net cash provided by (used in) operating
       activities.................................     4,433      (808)   (2,505)
                                                    --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable......................       --        --     10,000
  Payment on note payable.........................    (2,500)      --        --
  Proceeds from issuance of common stock..........     1,194     2,044     2,405
  Dividends Paid..................................    (1,441)   (1,410)   (1,125)
                                                    --------  --------  --------
      Net cash (used in) provided by financing
       activities.................................    (2,747)      634    11,280
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investment in affiliates............      (779)      --    (10,500)
                                                    --------  --------  --------
  Net increase (decrease) in cash.................       907      (174)   (1,725)
  Cash at beginning of year.......................       641       815     2,540
                                                    --------  --------  --------
  Cash at end of year.............................  $  1,548  $    641  $    815
                                                    ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
  Interest........................................  $  2,303  $  2,498  $  2,187
  Income taxes....................................  $  4,366  $  4,771  $  5,217

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                SCHEDULE III-SUPPLEMENTARY INSURANCE INFORMATION

                                                                                          AMORTIZATION
                                                                               BENEFITS,       OF
                      DEFERRED     FUTURE POLICY                                CLAIMS,     DEFERRED
                       POLICY    BENEFITS, LOSSES,                     NET     LOSSES AND    POLICY      OTHER     NET
                     ACQUISITION    CLAIMS AND     UNEARNED PREMIUM INVESTMENT SETTLEMENT ACQUISITION  OPERATING PREMIUMS
      SEGMENT           COSTS      LOSS EXPENSES   PREMIUMS REVENUE   INCOME    EXPENSES     COSTS     EXPENSES  WRITTEN
      -------        ----------- ----------------- -------- ------- ---------- ---------- ------------ --------- --------
                                                            (DOLLARS IN THOUSANDS)
        1997
        ----
Medical lines......    $  --           23,585          --   103,479    3,605     82,760      34,732     13,328   103,479
Property/casualty..     4,495          93,216       30,249   56,054    7,424     42,311      11,464      4,535    62,071
                       ------         -------       ------  -------   ------    -------      ------     ------   -------
 Total.............    $4,495         116,801       30,249  159,533   11,029    125,071      46,196     17,863   165,550
                       ======         =======       ======  =======   ======    =======      ======     ======   =======
        1996
        ----
Medical lines......    $  --           17,400          --    84,179    3,312     58,095      28,526     10,111    84,179
Property/casualty..     3,644          77,269       22,936   39,945    6,777     30,078       8,653      3,988    43,799
                       ------         -------       ------  -------   ------    -------      ------     ------   -------
 Total.............    $3,644          94,669       22,936  124,124   10,089     88,173      37,179     14,099   127,978
                       ======         =======       ======  =======   ======    =======      ======     ======   =======
        1995
        ----
Medical lines......    $  --           17,947          --    81,546    3,269     54,563      27,069     12,025    81,546
Property/casualty..     2,830          60,947       17,705   33,425    5,872     23,180       8,895      3,304    35,350
                       ------         -------       ------  -------   ------    -------      ------     ------   -------
 Total.............    $2,830          78,894       17,705  114,971    9,141     77,743      35,964     15,329   116,896
                       ======         =======       ======  =======   ======    =======      ======     ======   =======

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

            INSURANCE PREMIUMS EARNED                1997      1996      1995
            -------------------------              --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Gross amount (direct)............................. $ 11,986  $ 10,279  $ 12,218
Ceded to other companies..........................   23,097    20,869    14,398
Assumed from other companies......................  170,644   134,714   117,151
Net amount........................................  159,533   124,124   114,971
Percentage of amount assumed to net...............    107.0%    108.5%    101.9%