Form 10-K/A
period 1997-12-31
CENTRIS GROUP INC
filed 1998-04-23
CIK 798085

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C. 20549

                                  FORM 10-K/A

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR
      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                       Commission file Number: 001-12099


                            THE CENTRIS GROUP, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                                 33-0097221
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                Identification Number)

        650 Town Center Drive, Suite 1600, Costa Mesa, CA        92626
           (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (714)549-1600

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

           Title of Securities                Exchanges on which Registered
           -------------------                -----------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Part II of Form 10-K. Portions of the Registrant's definitive Proxy Statement to be filed within 120 days after December 31, 1997, are incorporated by reference into Part III of Form 10-K. No documents are incorporated by reference into this Form 10-K/A.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Adoption of Statement of Financial Accounting Standards No. 128, "Earnings per share" for the fiscal year ended December 31, 1997 resulted in a change in accounting principle which under Regulation SK Item 601 (c) (2) (iii) requires restatement of previously filed financial data schedules. Accordingly, Item 14
(iii) is being amended to include restated financial data schedules for the latest three fiscal years and interim year to date periods of the latest two fiscal years. Such financial data schedules have also been restated to give effect to the two-for-one split of the Company's common stock in the form of a 100% stock dividend paid on February 27, 1998 to stockholders of record as of February 18, 1998.

   (iii) The following is a list of exhibits required to be filed as part of this Form 10-K/A by Item 601 of Regulation S-K:


27.1      Restated Financial Data Schedule for the year to date period ended September 30, 1997

27.2      Restated Financial Data Schedule for the year to date period ended June 30, 1997

27.3      Restated Financial Data Schedule for the year to date period ended March 31, 1997

27.4      Restated Financial Data Schedule for the fiscal year ended December 31, 1996

27.5      Restated Financial Data Schedule for the year to date period ended September 30, 1996

27.6      Restated Financial Data Schedule for the year to date period ended June 30, 1996

27.7      Restated Financial Data Schedule for the year to date period ended March 30, 1996

27.8      Restated Financial Data Schedule for the fiscal year ended December 31, 1995

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 1998            THE CENTRIS GROUP, INC.


                                 By  /s/ David L. Cargile
                                     -------------------------------------
                                     David L. Cargile
                                     Chairman of the Board
                                     Chief Executive Officer and President

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


             Signature                                      Title                                    Date
             ---------                                      -----                                    ----

/s/ David L. Cargile                             Chairman of the Board, Chief                   April 22, 1998
--------------------------------                 Executive Officer and President
David L. Cargile                                 (Principal Executive Officer)

/s/ John F. Kooken
--------------------------------                 Director                                       April 22, 1998
John F. Kooken

/s/ L. Steven Medgyesy                           Director                                       April 22, 1998
--------------------------------
L. Steven Medgyesy

/s/ Bernard H. Ross                              Director                                       April 22, 1998
---------------------------------
Bernard H. Ross

/s/ Charles L. Schultz                           Director                                       April 22, 1998
--------------------------------
Charles L. Schultz

/s/ Howard S. Singer                             Director and Executive Vice                    April 22, 1998
--------------------------------                 President-Corporate Finance
Howard S. Singer                                 and Investor Relations

________________________________                 Director                                       April 22, 1998
Roxani M. Gillespie


/s/ Charles M. Caporale                          Senior Vice President, Chief                   April 22, 1998
--------------------------------                 Financial Officer and Treasurer
Charles M. Caporale                              (Principal Financial and
                                                 Accounting Officer)
