Form 10-Q
period 1998-03-31
CENTRIS GROUP INC
filed 1998-05-12
CIK 798085

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                       or

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

YES     X     NO
     -------     -------

Number of shares outstanding of each class of the Registrant's Common Stock as of May 7, 1998:

Common Stock, par value $.01 per share:  12,180,296
Common Stock Purchase Rights:            12,180,296

                                     INDEX


Part I   FINANCIAL INFORMATION

      Item 1. FINANCIAL INFORMATION
               Unaudited Condensed Consolidated Financial Statements:

         Balance Sheets as of March 31, 1998 and
               December 31, 1997........................................     2

         Income Statements for the Quarters Ended
               March 31, 1998 and 1997..................................     3

         Statements of Cash Flows for the Quarters Ended
               March 31, 1998 and 1997..................................     4

         Notes to Condensed Consolidated Financial Statements...........     5

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............     7

Part II  OTHER INFORMATION


      Item 6. EXHIBITS and REPORTS ON FORM 8-K..........................    14

SIGNATURES..............................................................    16

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Unaudited Condensed Consolidated Financial Statements:


                            The Centris Group, Inc.
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)


                                            March 31, 1998    December 31, 1997
                                            --------------    -----------------
ASSETS
Investments, at market (amortized cost
 $220,416 at March 31,1998, $214,407  at
 December 31,1997)                                $230,849            $223,824
Cash and invested cash                               9,318              11,122
Restricted cash and short term investments          31,614              27,947
Accrued investment income                            2,713               3,196
Receivables:
     Reinsurance losses and reserves                29,839              26,932
     Premiums                                       27,061              26,012
Prepaid reinsurance premiums                         8,997               7,799
Deferred policy acquisition costs                    4,406               4,495
Other assets                                        11,605              11,921
                                                  --------            --------

  Total assets                                    $356,402            $343,248
                                                  ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Insurance liabilities:
     Amounts due insurance companies              $ 44,561            $ 36,470
     Losses and loss adjustment expenses           124,362             116,801
     Unearned premiums                              30,402              30,249
  Note payable                                      31,175              32,500
  Accounts payable and accrued expenses              3,674               9,638
                                                  --------            --------
     Total liabilities                             234,174             225,658

Stockholders' Equity                               122,228             117,590
                                                  --------            --------

     Total liabilities and stockholders'
      equity                                      $356,402            $343,248
                                                  ========            ========

See accompanying notes to condensed consolidated financial statements.

                            The Centris Group, Inc.
                    Condensed Consolidated Income Statements
                 (Dollars in thousands, except per share data)

                                                        Quarter ended March 31,
                                                        -----------------------
                                                           1998         1997
                                                           ----         ----
Revenues:
   Premiums earned                                         $41,433      $39,283
   Commissions and fees                                      8,694        8,042
   Net investment income                                     3,149        2,691
   Realized investment gains                                   641          177
                                                           -------      -------

     Total revenues                                         53,917       50,193
                                                           -------      -------

Operating Expenses:
   Losses and loss adjustment expenses
     incurred                                               30,381       27,996
   Policy acquisition expenses                              12,166       11,909
   General and administrative expenses                       4,631        4,454
   Interest                                                    556          614
                                                           -------      -------
     Total operating expenses                               47,734       44,973
                                                           -------      -------

Income before income taxes                                   6,183        5,220

   Income tax expense                                        1,949        1,560
                                                           -------      -------

                                                           $ 4,234      $ 3,660
Net income                                                 =======      =======

Basic earnings per share                                   $  0.35      $  0.31
                                                           =======      =======
Diluted earnings per share                                 $  0.34      $  0.30
                                                           =======      =======


 See accompanying notes to condensed consolidated financial statements.

                            The Centris Group, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                        Quarter ended March 31,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
Cash provided by operating activities                     $  6,058      $ 2,381

Cash flows from investing activities:
    Purchases of fixed maturity investments                (14,745)      (9,572)
    Purchases of equity securities                         ( 2,814)        (189)
    Proceeds from sales of investment
    securities                                              11,907        4,612
    Net sales (purchases) of short term
    investments                                               (559)       3,529
    Purchases of property and equipment                        (69)        (443)
                                                          --------      -------

Cash used in investing activities                           (6,280)      (2,063)
                                                          --------      -------

Cash flows from financing activities:
    Dividends paid                                            (374)        (358)
    Exercise of stock options                                  117            3
    Payments on note payable                                (1,325)        (625)
                                                          --------      -------
Cash (used in) provided by financing                        (1,582)        (980)
    activities                                            --------      -------

Net decrease in cash and invested cash                      (1,804)        (662)

Cash and invested cash at beginning of period               11,122       11,132
                                                          --------      -------

Cash and invested cash at end of period                   $  9,318      $10,470
                                                          ========      =======

Supplemental disclosure of cash flow
 information:

Interest paid                                             $    567      $   582
                                                          ========      =======

                                                          $  1,184      $   818
Income taxes paid, net                                    ========      =======



See accompanying notes to condensed consolidated financial statements.

                            The Centris Group, Inc.
              Notes to Condensed Consolidated Financial Statements

1.  General

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31,1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31,1997 included in the 1997 Annual Report to Stockholders of The Centris Group, Inc. (the "Company").

2.  Other

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" will be adopted by the Company for the year ended December 31,
1998.   Presently, the Company regularly reports segment information.
Accordingly, adoption of this standard is not expected to result in a significant change to the Company's financial disclosures.

3.  Stock Split

     On February 3, 1998, the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend to stockholders of record as of February 18,1998. Certificates reflecting the stock split were issued February 27,1998. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been adjusted retroactively for all periods presented to reflect this change in capital structure.

4.  Income Per Share

Reconciliation of income and outstanding shares and related per share amounts adjusted to reflect the February 27, 1998 two-for-one stock split, is presented below (In thousands of dollars, except per share data):



Quarter ended March 31,                           1998                 1997
------------------------------------------------------------------------------
Income(Numerator)
   Income available to Common Stockholders
   for Basic and Diluted income per share        $ 4,234               $ 3,660

Weighted Average Shares (Denominator)
   Basic Shares                                   12,167                11,920
Effect of dilutive securities
     Common Stock Equivalents                        278                   268
                                                 -------               -------
   Diluted Shares                                 12,445                12,188
                                                 =======               =======
Per Share Amounts
   Basic Income per Share                        $  0.35               $  0.31
   Diluted Income per Share                      $  0.34               $  0.30

5. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" was adopted by the Company effective January 1, 1998. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income for the quarterly periods ended March 31, 1998 and 1997 was $4,895,000 and $1,521,000, respectively. The Company's
Comprehensive Income is comprised of net income for the period plus the tax effected increase or decrease in unrealized gains occurring during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results Of Operations
---------------------

Consolidated revenues of The Centris Group, Inc. (the "Company") increased 7% to $53,917,000 for the 1998 first quarter from $50,193,000 in the 1997 quarter. Revenue improvements in the first quarter of 1998 result from growth in the medical lines and property/casualty segments which reflect continued progress integrating 1997 acquisitions and further expansion of geographic coverage to enhance and increase the Company's sources of premium and fee based revenue. Net investment income reflects a 17% increase over the 1997 period as a result of higher levels of invested assets resulting from higher production levels in each business segment. Changes in realized gains in the 1998 period as compared to the 1997 period arise from the continuous evaluation of the investment portfolio to enhance and maintain yields and total return consistent with the Company's investment guidelines.

Insurance and reinsurance companies establish reserves for losses incurred, but not yet paid or reported, in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business which requires the use of informed judgments and estimates. Loss and loss adjustment expense("LAE") reserve development is reviewed on a regular basis, incorporating analysis of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. As additional experience and other data becomes available, the Company's actuarial estimates may be revised. Such revisions may impact earnings. Losses and LAE increased 9% to $30,381,000 in the first quarter of 1998 from $27,996,000 in the 1997 period primarily reflecting increased reserving of casualty lines partially offset by improved loss experience in the medical lines segment. See segment information contained herein for additional disclosures. Policy acquisition expenses vary on the basis of market conditions and mix of business.

General and administrative expenses increased 4% to $4,631,000 in the 1998 period from $4,454,000 in the 1997 period reflecting the Company's ongoing emphasis on productivity, which mitigated the additional expenses attributable to three strategic acquisitions completed during 1997. Despite such additional expenses, the Company has maintained general and administrative expenses at 9% of revenues in both periods.

Consolidated net income increased 16% to $4,234,000 in the first quarter of 1998 from $3,660,000 in the 1997 quarter, primarily due to increased production levels in each business segment combined with the effect of more stringent standards established for the medical lines producer network which are reflected in the results of the medical segment for the first quarter of 1998.

Income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income and the proportion of total income subject to state income taxes. The increase in the effective income tax rate in the 1998 period as compared to 1997 results from the tax effect of acquired companies and the utilization of tax benefits and changes in valuation allowances which were available in prior periods.

The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. The Company's statutory combined ratios were 101.2 and 98.8 for the quarters ended March 31, 1998 and 1997, respectively.

Business Segments
-----------------
The Company conducts business in two segments:

Medical lines  includes medical stop-loss and provider excess coverages
-------------
underwritten by USBenefits Insurance Services, Inc. ("USBenefits") on behalf of The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies, reinsurance of 50% of such business by USF RE INSURANCE COMPANY ("USF RE") and catastrophic accident and health risks underwritten and managed nationally and internationally by INTERRA Reinsurance Group, Inc. ("INTERRA"). USBenefits is the underwriting manager and marketing organization for medical lines coverages issued on behalf of Continental and for group life insurance
coverage issued by an affiliate of Continental.   Medical stop-loss coverage is
a form of excess insurance that protects employers that self-fund their employee healthcare plans by capping their exposure from the risk of loss. Provider excess coverage limits the financial risks healthcare providers face from medical plans that prepay the providers fixed sums per plan participant (capitated fees) or provide specified rates for services. USBenefits also markets other employee benefits related products. Medical lines products are marketed through a network of unaffiliated third party administrators, insurance agents, brokers and consultants.

Property/Casualty  reinsurance and insurance underwriting is conducted by USF RE
-----------------
and its wholly-owned subsidiary USF Insurance Company ("USFIC"). These subsidiaries both carry an A (Excellent) rating from A.M. Best Company and USF RE is assigned a claims paying ability rating of Aq (Good) by Standard & Poor's. Insurance companies purchase reinsurance in order to control and manage the risks they accept when they issue policies. USF RE assumes facultative and treaty reinsurance from unaffiliated insurance companies, primarily through reinsurance intermediaries. Facultative is reinsurance of one risk at a time, while reinsurance treaties cover a portion of all policies written by another insurer in a particular risk category. USF RE concentrates its casualty writings in commercial auto liability, general liability and products liability. It also provides a broad range of coverages for most types of property exposures. USFIC writes surplus lines insurance on commercial property/casualty risks which are marketed through independent excess and surplus lines brokers.

The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters ended March 31, 1997 and 1996, respectively.

Medical  Lines
--------------
(Dollars in thousands)

                                                    Quarter Ended
                                                       March 31
                                            --------------------------------
                                              1998       1997     % Change
                                            --------   --------  -----------
Revenues:
    Premiums earned                          $25,840    $25,032        3 %
    Commissions and fees                       8,538      8,042        6 %
    Investment income                            997        865       15 %
                                             -------    -------
    Total revenues                            35,375     33,939        4 %
                                             -------    -------
Expenses:
    Losses and loss adjustment                18,224     17,886        2 %
    Policy acquisition                         9,092      8,606        6 %
    General and administrative                 3,275      3,339      (2) %
                                             -------    -------
    Total expenses                            30,591     29,831        3 %
                                             -------    -------
Income before income taxes                   $ 4,784    $ 4,108       16 %
                                             =======    =======      =====

In medical lines, total revenues advanced 4% to $35,375,000 in the first quarter of 1998 from $33,939,000 in the first quarter of 1997. Premiums earned increased 3%, reflecting growth of 12% in the Company's medical stop-loss business and 78% in its provider excess line, offset by the planned runoff of certain business acquired as part of the Company's 1997 purchase of Global Excess Re. Commission and fee income for the 1998 quarter was enhanced by the contribution of INTERRA Reinsurance Group which was acquired in September 1997.

Losses and LAE in the 1998 quarter reflect the impact of pricing and underwriting actions taken in the third quarter of 1997 to support and improve medical lines profitability. Such actions, including focusing marketing efforts on larger groups with more predictable outcomes, rating actions in regions of the country where managed care is not firmly established and more stringent standards established for the producer network, began to be reflected in the fourth quarter of 1997 and favorably effect results for the first quarter of 1998.

Policy acquisition expenses vary due to the level of production activity, mix of business and market conditions. Decreases in general and administrative expenses in the 1998 quarter primarily result from continued emphasis on maximizing efficiency and productivity.


Property/Casualty
-----------------
(Dollars in thousands)

                                                   Quarter ended
                                                     March 31
                                        -----------------------------------
                                          1998        1997       % Change
                                        --------    --------   ------------
Revenues:
    Premiums earned                      $15,593     $14,251            9 %
    Commissions and fees                     156          --             --
    Investment income                      2,128       1,814           17 %
                                         -------     -------
    Total revenues                        17,877      16,065           11 %
                                         -------     -------
Expenses:
    Losses and loss adjustment            12,157      10,110           20 %
    Policy acquisition                     3,074       3,303          (7) %
    General and administrative             1,095         898           22 %
                                         -------     -------
    Total expenses                        16,326      14,311           14 %
                                         -------     -------
Income before income taxes               $ 1,551     $ 1,754         (12) %
                                         =======     =======         =====

Within the property/casualty sector, strong competition in treaty and facultative lines continues to impact pricing and broaden contractual terms. In this marketplace the property/casualty segment increased revenues by 11% in the first quarter of 1998 as compared to the 1997 period as business from the east coast treaty branch, acquired from The Hanover Insurance Company in September 1997, began to be renewed into the Company's reinsurance subsidiary, USF RE.

Changes in losses and LAE between periods reflect a change in the mix of business to a smaller proportion of property business, which carries a lower formula loss ratio than casualty business, combined with increased reserving in casualty lines. The decrease in policy acquisition expenses in 1998 as compared to 1997 primarily results from the change in the mix of business. The effect of the new east coast treaty branch operations resulted in a 22% increase in general and administrative expenses in the property/casualty segment for the first quarter of 1998 as compared to the 1997 period.

Holding Company
---------------
(Dollars in thousands)

                                                  Quarter ended
                                                     March 31
                                                     --------
                                          1998          1997      % Change
                                         ------        ------     --------
Revenues:
    Investment income                     $  24         $  12       100 %
    Realized gains                          641           177       262 %
                                          -----         -----
    Total revenues                          665           189       252 %
                                          -----         -----
Expenses:
    General and administrative              261           217        20 %
    Interest                                556           614        (9)%
                                          -----         -----
    Total expenses                          817           831        (2)%
                                          -----         -----
Loss before income taxes                  $(152)        $(642)       76 %
                                          =====         =====

Changes in realized gains in the 1998 period as compared to the 1997 period arise from the continuous evaluation of the investment portfolio to enhance and maintain yields and total return consistent with the Company's investment guidelines. Increases in general and administrative expenses resulted from higher infrastructure costs in the 1998 quarter to support the growth of the Company's business operations. Declines in interest expense in the 1998 period reflect quarterly reduction in the outstanding balance of bank debt under the Company's Credit Agreement, principal payments on which commenced in March 1997, and changes in the variable interest rate charged on the outstanding balance.


Inflation
---------

The healthcare marketplace has long been subject to the effects of increases in costs of services. Inflation in the costs of healthcare tends to generate increases in premiums for medical lines coverage, resulting in greater revenues. Inflation can also negatively impact insurance and reinsurance operations by causing higher claims settlements than may have originally been estimated, while not necessarily allowing an immediate increase in premiums to a level necessary to maintain profit margins. Historically the Company has made no explicit provisions for inflation, but economic trends are considered when setting underwriting terms and claim reserves. Such reserves are subjected to a continual internal and external review processes to assess their adequacy and are adjusted as deemed appropriate. Overall economic trends also affect interest rates, which in turn affect investment income and the market value of the Company's investment portfolio.

Liquidity and Capital Resources
-------------------------------

Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under USF RE's and USFIC's reinsurance and insurance contracts, debt reduction, and operating expenses such as salaries, commissions, taxes and general overhead. The Company's Credit Agreement contains certain covenants, restrictions and dividend payment limitations with which the Company was in compliance at March 31, 1998.

The Company anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1-18 months) and long-term (18 months to 3 years) liquidity needs. While the Company currently has no immediate plans for significant capital outlays, from time to time it contemplates acquisition opportunities that complement its business operations.

The Company's investment portfolio reflects a current allocation of approximately 92% in fixed-income investments, both taxable and tax free, with an "AA" average fixed income portfolio rating, and 8% in equities. The portfolio is not exposed to real estate investments, derivatives, high yield bonds, private placements or mortgage loans. All such securities are carried at quoted market values at the latest balance sheet date.


Year 2000
---------

As the year 2000 approaches, the Company recognizes the need to ensure that its operations will not be adversely affected by year 2000 computer software issues. The Company has a formal plan in place to evaluate and implement solutions to year 2000 computer software issues. The evaluation phase of the plan, which was completed in December 1997, included an analysis of the Company's software systems, identification of software enhancements required to address year 2000 issues and identification of vendors and business partners that may impact Company operations. The Company's significant operational and financial software systems are provided by third party vendors who the Company has confirmed have also been focusing on addressing year 2000 issues. Presently, the Company has commenced upgrading its software products and expects to complete this phase of its plan, including testing year 2000 changes, during 1998. The cost of the year 2000 remediation plan is not considered material to the Company's financial position. The Company will continue to make investments in its software systems to ensure year 2000 compliance for all its business processing systems.

Forward Looking Statements
--------------------------

Some of the statements included within this quarterly report on Form 10-Q, including, but not limited to, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes may be considered to be forward looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995), and which are subject to certain risks and uncertainties. Among those factors which could cause the actual results to differ materially from those suggested by such statements are: catastrophe losses in the Company's insurance lines or a material aggregation of losses; changes in federal or state law affecting an employer's ability to self-insure; availability of adequate retrocessional insurance coverage at appropriate prices; a downturn in the general economy; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission. The words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements.

                           PART II OTHER INFORMATION

Item 6.  EXHIBITS and REPORTS ON FORM 8-K.

     (a) The following is a list of exhibits required to be filed as part of this Form 10-Q by Item 601 of Regulation S-K:

       3.1, 4.1 The Company's Restated Certificate of Incorporation, as amended, as presently in effect. Filed as Exhibits 3.1 and 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference.

       3.2, 4.2 The Bylaws of the Company, as amended, as presently in effect. Filed as Exhibits 3.2 and 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference.

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

        10.1(i)* Amendment No. 2 to Agreement of Employment, including relocation loan arrangement, between the Company and David L. Cargile.

     10.5(xiii)*  Amendment No. 2 dated March 1, 1998 to Severance Agreement between the Company and Edward D. Jones, III.

             11* The Centris Group, Inc. and Subsidiaries Computation of Earnings Per Share.

             15* Independent Auditors' letter regarding unaudited interim financial information.

             27*  Financial Data Schedules

(b) The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998:

         1. Fifth Amendment to Rights Agreement, dated January 28,1998 and filed with the Securities and Exchange Commission February 6, 1998.

         2. Description of Stock Split effected in the form of a 100% stock dividend, dated February 5, 1998 and filed with the Securities and Exchange Commission February 6, 1998.


*  Describes the exhibits filed with this Quarterly Report on Form 10-Q.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            The Centris Group, Inc.



Date:  May 12, 1997         By: /s/ DAVID L. CARGILE
                                ----------------------------------------------
                                    DAVID L. CARGILE
                                    Chairman of the Board, President and Chief
                                    Executive Officer



Date:  May 12, 1997         By: /s/ CHARLES M. CAPORALE
                                ----------------------------------------------
                                    CHARLES M. CAPORALE
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer (Principal Financial
                                    and Accounting Officer)