Form 10-Q
period 1998-06-30
CENTRIS GROUP INC
filed 1998-07-24
CIK 798085

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [X]                                NO [_]
Number of shares outstanding of each class of the Registrant's Common Stock as of July 23, 1998:
Common Stock, par value $.01 per share:             12,199,296
Common Stock Purchase Rights:                       12,199,296

                                     INDEX


Part I   FINANCIAL INFORMATION

    Item 1. FINANCIAL INFORMATION
              Condensed Consolidated Financial Statements:

            Balance Sheets as of June 30, 1998 and
              December 31, 1997...........................................3

            Income Statements for the Quarters and Six Months Ended
              June 30, 1998 and 1997......................................4

            Statements of Cash Flows for the Six Months Ended
              June 30, 1998 and 1997......................................5

            Notes to Condensed Consolidated Financial Statements..........6

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................7

Part II  OTHER INFORMATION

    Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........15

    Item 6. EXHIBITS and REPORTS ON FORM 8-K.............................16

SIGNATURES...............................................................18

                          PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL INFORMATION
         Condensed Consolidated Financial Statements:

                            The Centris Group, Inc.
                     Condensed Consolidated Balance Sheets
                              (Dollars in Thousands)
ASSETS

                                                    June 30, 1998           December 31,1997
                                                    -------------           ----------------
Investments, at market (amortized cost
 $224,979 at June 30,1998, $214,407 at
 December 31,1997)                                       $234,445                    $223,824
Cash and invested cash                                      5,537                      11,122
Restricted cash and short term investments                 29,099                      27,947
Accrued investment income                                   3,489                       3,196
Receivables:
     Reinsurance losses and reserves                       34,116                      26,932
     Premiums                                              34,858                      26,012
Prepaid reinsurance premiums                               11,071                       7,799
Deferred policy acquisition costs                           4,113                       4,495
Other assets                                               11,653                      11,921
                                                         --------                    --------

     Total assets                                        $368,381                    $343,248
                                                         ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Insurance liabilities:
     Amounts due insurance companies                     $ 47,632                    $ 36,470
     Losses and loss adjustment expenses                  130,630                     116,801
     Unearned premiums                                     31,854                      30,249
  Note payable                                             29,850                      32,500
  Accounts payable and accrued expenses                     2,461                       9,638
                                                         --------                    --------
      Total liabilities                                   242,427                     225,658

Stockholders' Equity                                      125,954                     117,590
                                                         --------                    --------


     Total liabilities and stockholders'                 $368,381                    $343,248
      equity                                             ========                    ========

See accompanying notes to condensed consolidated financial statements.

                            The Centris Group, Inc.
                    Condensed Consolidated Income Statements

                 (Dollars in Thousands, except per share data)


                                                            Quarter Ended                   Six Months Ended
                                                               June 30                          June 30
                                                            --------------                   --------------
                                                       1998             1997             1998            1997
                                                  --------------   --------------   --------------   -------------
Revenues:
   Premiums earned                                       $43,840          $38,103         $ 85,273         $77,386
   Commissions and fees                                    9,139            8,140           17,833          16,182
   Net investment income                                   3,259            2,712            6,408           5,403
   Realized investment gains                               1,955               78            2,596             255
                                                         -------          -------         --------         -------

                                                          58,193           49,033          112,110          99,226
     Total revenues                                      -------          -------         --------         -------


Operating Expenses:

   Losses and loss adjustment expenses
     incurred                                             33,735           27,526           64,116          55,522
   Policy acquisition expenses                            11,881           11,083           24,047          22,992
   General and administrative expenses                     5,339            4,447            9,970           8,901
   Interest                                                  547              614            1,103           1,228
                                                         -------          -------         --------         -------
     Total operating expenses                             51,502           43,670           99,236          88,643
                                                         -------          -------         --------         -------

Income before income taxes                                 6,691            5,363           12,874          10,583

     Income tax expense                                    2,190            1,615            4,139           3,175
                                                         -------          -------         --------         -------

Net income                                               $ 4,501          $ 3,748         $  8,735         $ 7,408
                                                         =======          =======         ========         =======

Basic earnings per share                                 $  0.37          $  0.32         $   0.72         $  0.62
                                                         =======          =======         ========         =======

Diluted earnings per share                               $  0.36          $  0.31         $   0.70         $  0.61
                                                         =======          =======         ========         =======


 See accompanying notes to condensed consolidated financial statements.

                            The Centris Group, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                      1998                      1997
                                                                    ---------                 ---------
Cash provided by operating activities                                $  6,645                  $  4,659
                                                                     --------                  --------

Cash flows from investing activities:

    Purchases of fixed maturity investments                           (18,433)                  (16,983)
    Purchases of equity securities                                     (5,546)                     (627)
    Proceeds from sales of investment securities                       25,884                    14,310
    Net purchases of short term investments                           (10,613)                     (937)
    Purchases of property and equipment                                  (471)                     (447)
                                                                     --------                  --------

Cash used in investing activities                                      (9,179)                   (4,684)
                                                                     --------                  --------

Cash flows from financing activities:
    Payment on note payable                                            (2,650)                   (1,250)
    Dividends paid                                                       (738)                     (716)
    Exercise of stock options                                             337                       161
                                                                     --------                  --------

Cash (used in) provided by financing activities                        (3,051)                   (1,805)
                                                                     --------                  --------

Net (decrease) increase in cash and invested cash                      (5,585)                   (1,830)

Cash and invested cash at beginning of period                          11,122                    11,132
                                                                     --------                  --------

Cash and invested cash at end of period                              $  5,537                  $  9,302
                                                                     ========                  ========

Supplemental disclosure of cash flow information:

Interest paid                                                        $  1,096                  $  1,160
                                                                     ========                  ========

Income taxes paid, net                                               $  4,123                  $  2,580
                                                                     ========                  ========

See accompanying notes to condensed consolidated financial statements.

                            The Centris Group, Inc.
              Notes to Condensed Consolidated Financial Statements
1.   General

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the 1997 Annual Report to Stockholders of The Centris Group, Inc. (the "Company").

2.    Other

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" will be adopted by the Company for the year ended December 31, 1998. Historically, the Company has reported segment information which conforms to the requirements of SFAS 131. Accordingly, adoption of this standard is not expected to result in a significant change to the Company's financial disclosures.

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

4.   Income Per Share


Reconciliation of income and outstanding shares and related per share amounts adjusted to reflect the February 27, 1998 two-for-one stock split, is presented below (in thousands of dollars, except per share data):

                                                      Quarter Ended             Six months Ended
                                                         June 30                    June 30
                                                    1998          1997         1998          1997
                                                    ----          ----         ----          ----
Income(Numerator)

   Income available to Common Stockholders
   for Basic and Diluted income per share         $4,501        $3,748       $8,735        $7,408

Weighted Average Shares (Denominator)
   Basic Shares                                   12,180        11,920       12,174        11,922
Effect of dilutive securities
    Common Stock Equivalents                         377           240          318           244
                                                     ---           ---          ---           ---
    Diluted Shares                                12,557        12,160       12,492        12,166
                                                  ======        ======       ======        ======

Per Share Amounts
   Basic Income per Share                          $0.37         $0.32        $0.72         $0.62

   Diluted Income per Share                        $0.36         $0.31        $0.70         $0.61

5.      Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" was adopted by the Company effective January 1, 1998. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income for the quarterly periods ended June 30, 1998 and 1997 was $3,872,000 and $8,075,000, respectively. Comprehensive income for the six-month periods ended June 30, 1998 and 1997 was $8,767,000 and $9,596,000, respectively. The Company's Comprehensive Income is comprised of net income for the period plus the tax effected increase or decrease in unrealized gains occurring during the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
---------------------

Consolidated revenues of The Centris Group, Inc. (the "Company") increased
19% to $58,193,000 for the second quarter ended June 30, 1998 from $49,033,000 in the 1997 second quarter, and increased 13% to $112,110,000 for the first six months of 1998 from $99,226,000 for the 1997 six month period. Revenue improvements in the 1998 periods as compared to 1997 result from growth in the provider excess product line combined with the results of the east coast treaty branch, acquired from The Hanover Insurance Company in 1997. Net investment income reflects a 19% increase over the 1997 six month period as a result of higher levels of invested assets arising from higher production levels in each business segment. Changes in realized gains in the 1998 periods as compared to the 1997 periods arise from the continuous evaluation of the investment portfolio to enhance and maintain yields and total return consistent with the Company's investment guidelines.

Insurance and reinsurance companies establish reserves for losses incurred, but not yet paid or reported, in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business which requires the use of informed judgments and estimates. Loss and loss adjustment expense("LAE") reserve development is reviewed on a regular basis, incorporating analysis of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. As additional experience and other data becomes available, the Company's actuarial estimates may be revised. Such revisions may impact earnings. Losses and LAE increased 15% to $64,116,000 in the 1998 six month period from $55,522,000 in the 1997 period and increased 23% to $33,735,000 in the second quarter of 1998 from $27,526,000 in the 1997 second quarter. These changes principally result from higher production levels and changes in claim cost experience in each business segment, combined with the impact of severe wind, hail and tornado activity during late winter and early spring of 1998 in the midwestern and southeastern regions of the United States which produced $1,300,000 and $1,600,000 of catastrophe losses during the second quarter and
six-month periods of 1998, respectively.   See segment information contained
herein for additional disclosures. Policy acquisition expenses vary on the basis of market conditions and mix of business.

Increases in general and administrative expenses between the periods presented reflect the additional expenses attributable to three acquisitions completed during 1997. General and administrative expenses remained at 9% of revenues in all periods presented, reflecting the Company's ongoing emphasis on productivity.

Consolidated net income increased 20% to $4,501,000 for the second quarter of 1998 from $3,748,000 in the second quarter of 1997, and increased 18% to $8,735,000 for the first six months of 1998 as compared to $7,408,000 in the 1997 six month period. Principal elements contributing to these results include increased production levels, offset by changes in claim cost experience within each segment and higher levels of realized gains from the investment portfolio.

Income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income and the proportion of total income subject to state income taxes. The increase in the effective income tax rate in the 1998 period as compared to 1997 includes the tax effect of acquired companies.

The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. The Company's statutory combined ratios were 101.7 and 98.4 for the six-month periods ended June 30, 1998 and 1997, respectively.

Business Segments
-----------------

The Company conducts business in two segments:

MEDICAL LINES  includes medical stop-loss and provider excess coverages
-------------
underwritten by USBenefits Insurance Services, Inc. ("USBenefits") on behalf of The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies, reinsurance of 50% of such business by USF RE INSURANCE COMPANY ("USF RE") and commissions from catastrophic accident and health risks underwritten and managed nationally and internationally by INTERRA Reinsurance Group, Inc. ("INTERRA"). USBenefits is the underwriting manager and marketing organization for medical lines coverages issued on behalf of Continental and for group life
insurance coverage issued by an affiliate of Continental.   Medical stop-loss
coverage is a form of excess insurance that protects employers that self-fund their employee healthcare plans by capping their exposure from the risk of loss. Provider excess coverage limits the financial risks which healthcare providers face from medical plans that prepay the providers fixed amounts per plan participant (capitated fees) or provide specified rates for services.
USBenefits also markets other employee benefits related products. Medical lines products are marketed through a network of unaffiliated third party administrators, insurance agents, brokers and consultants.

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


The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters and six month periods ended June 30, 1998 and 1997, respectively.

Medical lines
-------------

(Dollars in Thousands)

                                                      Quarter Ended                           Six Months Ended
                                                         June 30                                  June 30
                                          --------------------------------------   --------------------------------------
                                             1998        1997         %Change         1998         1997        %Change
                                          ----------   ---------   -------------   ----------   ----------   ------------
Revenues:
    Premiums earned                          $27,279     $25,538              7%      $53,119      $50,570             5%
    Commissions and fees                       8,982       8,140             10%       17,520       16,182             8%
    Investment income                          1,063         886             20%        2,060        1,751            18%
                                             -------     -------                      -------      -------
    Total revenues                            37,324      34,564              8%       72,699       68,503             6%
                                             -------     -------                      -------      -------

Expenses:
    Losses and loss adjustment                20,770      18,224             14%       38,994       36,110             8%
    Policy acquisition                         9,081       8,963              1%       18,173       17,569             3%
    General and  administrative                3,404       3,254              5%        6,679        6,593             1%
                                             -------     -------                      -------      -------
    Total expenses                            33,255      30,441              9%       63,846       60,272             6%
                                             -------     -------                      -------      -------
Income before income taxes                   $ 4,069     $ 4,123            (1)%      $ 8,853      $ 8,231             8%
                                             =======     =======                      =======      =======


In medical lines, total revenues in the 1998 periods advanced primarily as a result of increases in premiums earned, which reflects 1998 year-to-date growth of 4% in the Company's medical stop-loss business and of 71% in its provider excess line, offset by the planned runoff of certain business acquired as part of the Company's 1997 purchase of Global Excess Re.

Increases in loss and LAE experience in the 1998 periods reflects the completion of the runoff of certain business acquired as part of the Company's 1997 purchase of Global

Excess Re plus increases in medical stop loss formula reserves consistent with current competitive market conditions.

Policy acquisition expenses vary due to the level of production activity, mix of business and market conditions. Increases in general and administrative expenses in the 1998 quarter and year-to-date periods primarily result from the 1997 acquisition of INTERRA.

Property/Casualty
-----------------

(Dollars in Thousands)

                                                      Quarter Ended                           Six Months Ended
                                                         June 30                                   June 30
                                         ---------------------------------------   ---------------------------------------
                                           1998         1997         % Change         1998         1997        % Change
                                         ---------   ----------   --------------   ----------   ----------   -------------
Revenues:
    Premiums earned                        $16,562      $12,565              32%      $32,155      $26,816             20%
    Commissions and fees                       157            -                           313            -
    Investment income                        2,159        1,812              19%        4,287        3,626             18%
                                           -------      -------                       -------      -------
    Total revenues                          18,878       14,377              31%       36,755       30,442             21%
                                           -------      -------                       -------      -------

Expenses:
    Losses and loss adjustment              12,965        9,302              39%       25,122       19,412             29%
    Policy acquisition                       2,800        2,120              32%        5,874        5,423              8%
    General and administrative               1,707          913              87%        2,802        1,811             55%
                                           -------      -------                       -------      -------
    Total expenses                          17,472       12,335              42%       33,798       26,646             27%
                                           -------      -------                       -------      -------
Income before income taxes                 $ 1,406      $ 2,042            (31)%      $ 2,957      $ 3,796           (22)%
                                           =======      =======                       =======      =======

Within the property/casualty sector, strong competition in treaty and facultative lines continues to impact pricing and contract terms. Increased revenues in the 1998 periods are primarily attributable to business from the east coast treaty branch (acquired from The Hanover Insurance Company in September 1997) which was renewed into USF RE.

Changes in losses and LAE between periods reflect a change in the mix of business to a smaller proportion of property business, which carries a lower formula loss ratio than casualty business, combined with increased reserving in casualty lines. Losses and LAE in the 1998 periods also reflect the impact of severe wind, hail and tornado activity during late winter and early spring of 1998 in the midwestern and southeastern regions of the United States which produced $1,300,000 and $1,600,000 of catastrophe losses during the second quarter and six-month periods of 1998, respectively. There were no catastrophic losses experienced during the 1997 periods. Policy acquisition expenses in 1998 as compared to 1997 vary based upon the mix of business.

Holding Company
---------------

(Dollars in Thousands)

                                          Quarter Ended              Six Months Ended
                                            June 30                      June 30
                                   --------------------------   ---------------------------
                                    1998     1997    % Change    1998     1997     % Change
                                   ------   ------   --------   ------   -------   --------
Revenues:
    Investment income              $   36    $  14     157%     $   60   $    26     131%
    Realized gains                  1,955       78      --       2,596       255     918%
                                   ------    -----              ------   -------
    Total revenues                  1,991       92      --       2,656       281     845%
                                   ------    -----              ------   -------

Expenses:
    General and administrative        228      280    (19)%        489       497     (2)%
    Interest                          547      614    (11)%      1,103     1,228    (10)%
                                   ------    -----              ------   -------
    Total expenses                    775      894      --       1,592     1,725     (8)%
                                   ------    -----              ------   -------
Loss before income taxes           $1,216    $(802)     --      $1,064   $(1,444)     --
                                   ======    =====              ======   =======

Changes in realized gains in the 1998 period as compared to the 1997 period arise from the continuous evaluation of the investment portfolio to enhance and maintain yields and total return consistent with the Company's investment guidelines. Declines in general and administrative expenses in the 1998 quarter reflect an emphasis on cost control. Declines in interest expense in the 1998 period reflect quarterly reductions in the outstanding balance of bank debt under the Company's Credit Agreement, principal payments on which commenced in March 1997, and changes in the variable interest rate charged on the outstanding balance.

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

Liquidity and Capital Resources
-------------------------------

Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under USF RE's and USFIC's reinsurance and insurance contracts, debt reduction, and operating expenses such as salaries, commissions, taxes and general overhead. The Company's Credit Agreement contains certain covenants, restrictions and dividend payment limitations with which the Company was in compliance at June 30, 1998.

The Company anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1-18 months) and long-term (18 months to 3 years) liquidity needs. While the Company currently has no immediate plans for significant capital outlays, from time to time it contemplates acquisition opportunities that complement its business operations.

The Company's investment portfolio reflects a current allocation of approximately 94% in fixed-income investments, both taxable and tax free, with an "AA" average fixed income portfolio rating, and 6% in equities. All such securities are carried at quoted market values at the latest balance sheet date. The portfolio is not exposed to real estate investments, derivatives, high yield bonds, private placements or mortgage loans.

Year 2000
---------

As the year 2000 approaches, the Company recognizes the need to ensure that its operations will not be adversely affected by year 2000 computer software issues. The Company has a formal plan in place to evaluate and implement solutions to year 2000 computer software issues. The evaluation phase of the plan, which was completed in December 1997, included an analysis of the Company's software systems, identification of software enhancements required to address year 2000 issues and identification of those vendors and business partners that may impact Company operations. The Company's significant operational and financial software systems are provided by third party vendors who the Company has confirmed have also been focusing on addressing year 2000 issues. The Company is presently upgrading its software products and expects to complete this phase of its plan, including testing year 2000 changes, during 1998. The cost of the year 2000 remediation plan is not considered material to the Company's financial position. The Company will continue to make investments in its software systems to ensure year 2000 compliance for all its business processing systems.

Forward Looking Statements
--------------------------

Some of the statements included within this quarterly report on Form 10-Q, including but not limited to Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and related notes thereto, which are not historical facts may be considered to be forward looking statements within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and therefore are subject to certain risks and uncertainties which could cause the actual results to differ materially from those suggested by such statements. Such risks and uncertainties include, but are not limited to the following: catastrophic losses or a material aggregation of such losses in the Company's insurance lines; changes in federal or state law affecting an employer's ability to self-insure or other adverse regulatory changes; the adequacy of the Company's reinsurance program; general economic conditions in this country or abroad; adverse developments in the securities markets and their impact on the Company's investment portfolio; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the company's filings with the Securities and Exchange Commission. The words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements.

                           PART II OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's 1997 Annual Meeting of Stockholders ("Annual Meeting") was held on May 13, 1998 at the Company's offices in Costa Mesa, California. A total of 11,083,000 shares were voted at the Annual Meeting by proxy, representing 91.1% of the 12,166,796 shares of the Company's $.01 par value common stock issued, outstanding and eligible to vote on the record date, March 20, 1998.

(b) The Company's board currently consists of seven directors, each serving for three years, who are divided into three classes. Two directors are elected at two Annual Meetings and three directors are elected at a third Annual Meeting. At this 1998 Annual Meeting, the Company's stockholders elected three of the Company's seven directors for a term of three years, expiring at the Annual Meeting of Stockholders in the year 2001. Management nominated long-term directors David L. Cargile, Charles L. Schultz and Howard S. Singer, and no individuals were nominated in opposition to management's slate of directors. Set forth below are the results of the voting for the director nominees as reported by the Inspector of Elections for the Company's Annual Meeting. There were no broker non-votes on this proposal.

Name                                For                    Withhold
------------------               ----------                --------
David L. Cargile                 11,066,883                 16,150
Charles L. Schultz               11,057,483                 25,550
Howard S. Singer                 11,066,883                 16,150

The directors who are continuing in office are John F. Kooken, L. Steven Medgyesy, Bernard H. Ross and Roxani M. Gillespie.

(c) The Company's stockholders were asked to consider two other matters as noted below. The affirmative vote of a majority of the shares of the Company's common stock present at the Annual Meeting in person or by proxy and entitled to vote was required for adoption of each such matter. The results of the vote on each of these proposals as reported by the Inspector of Elections are set forth below.

     (1) A stockholder proposal recommending the Board consider strategic options, including a sale of the Company.

     For                Against            Abstain         Broker Non-Votes
     ----------         -------            -------         ----------------
     738,097            7,885,778          201,780               -0-

     (2) Ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP to continue to serve as the Company's independent auditors for the fiscal year ending December 31, 1997.

     For                Against            Abstain         Broker Non-Votes
     ----------         -------            -------         ----------------
     10,076,269         995,174            11,590                -0-


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

           10.1* Corrected Centris Group, Inc. Directors 1991 Stock Option plan, as Amended and Restated.

           10.2* Corrected Centris Group, Inc. Directors Stock Option agreement.

           11* The Centris Group, Inc. and Subsidiaries Computation of Earnings Per Share.

           15* Independent Auditors' letter regarding unaudited interim financial information.

           27*   Financial Data Schedules

(b) During the second quarter of 1998 the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

*    Describes exhibits filed with this Quarterly Report on Form 10-Q.


_____________
*    Describes the exhibits filed with this Quarterly Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Centris Group, Inc.


Date:  July 23, 1998                       By: /s/ DAVID L. CARGILE
                                              -------------------------
                                              DAVID L. CARGILE
                                              Chairman of the Board, President
                                              and Chief Executive Officer


Date:  July 23, 1998                       By: /s/ CHARLES M. CAPORALE
                                              -------------------------
                                              CHARLES M. CAPORALE
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)