Form 10-Q
period 1998-09-30
CENTRIS GROUP INC
filed 1998-11-12
CIK 798085

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file Number: 001-12099

                            THE CENTRIS GROUP, INC.
                            -----------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                           33-0097221
               --------                           ----------
    (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification Number)

          650 Town Center Drive, Suite 1600, Costa Mesa, CA   92626
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)

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

YES    X                                NO
   ---------                              ---------
Number of shares outstanding of each class of the Registrant's Common Stock as of November 12, 1998:
Common Stock, par value $.01 per share:  11,702,296
Common Stock Purchase Rights:            11,702,296

                                     INDEX


Part I  FINANCIAL INFORMATION

     Item 1. FINANCIAL INFORMATION
               Condensed Consolidated Financial Statements:

             Balance Sheets as of September 30, 1998 and
               December 31, 1997..............................................3

             Income Statements for the Quarters  and Nine Months Ended
               September 30, 1998 and 1997....................................4

             Statements of Cash Flows for the Nine Months Ended
               September 30, 1998 and 1997....................................5

             Notes to Condensed Consolidated Financial Statements.............6

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.......................................................9

Part II  OTHER INFORMATION

     Item 6. EXHIBITS and REPORTS ON FORM 8-K................................17

SIGNATURES...................................................................19

                         PART I FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION
        Condensed Consolidated Financial Statements:

                            THE CENTRIS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)

ASSETS
                                          SEPTEMBER 30, 1998    DECEMBER 31,1997
                                          ------------------    ----------------
Investments, at market (amortized cost
 $231,376 at September 30,1998, $214,407
 at December 31,1997)                             $240,120              $223,824
Cash and invested cash                               2,219                11,122
Restricted cash and short term investments          31,001                27,947
Accrued investment income                            3,154                 3,196
Receivables:
    Reinsurance losses and reserves                 38,690                26,932
    Premiums                                        41,219                26,012
Prepaid reinsurance premiums                        13,099                 7,799
Deferred policy acquisition costs                    3,458                 4,495
Other assets                                        16,532                11,921
                                                  --------              --------

    Total assets                                  $389,492              $343,248
                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Insurance liabilities:
    Amounts due insurance companies               $ 54,935              $ 36,470
    Losses and loss adjustment expenses            146,716               116,801
    Unearned premiums                               35,565                30,249
  Note payable                                      29,850                32,500
  Accounts payable and accrued expenses              2,764                 9,638
                                                  --------              --------

    Total liabilities                              269,830               225,658

Stockholders' Equity                               119,662               117,590
                                                  --------              --------

    Total liabilities and stockholders'
    equity                                        $389,492              $343,248
                                                  ========              ========


See accompanying notes to condensed consolidated financial statements.

                            THE CENTRIS GROUP, INC.
                   Condensed Consolidated Income Statements

                 (Dollars in Thousands, except per share data)

                                                    QUARTER ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                    -------------                   -------------
                                                1998            1997            1998            1997
                                                ----            ----            ----            ----
Revenues:

   Premiums earned                              $44,329         $38,733        $129,602        $116,119

   Commissions and fees                           8,948           7,728          26,781          23,910

   Net investment income                          3,202           2,711           9,611           8,114

   Realized investment gains                      3,909           9,767           6,505          10,022
                                                -------         -------        --------        --------

                                                 60,388          58,939         172,499         158,165
     Total revenues                             -------         -------        --------        --------


Operating Expenses:

   Losses and loss adjustment expenses
     incurred                                    43,476          36,698         107,593          92,220
   Policy acquisition expenses                   13,342          10,962          37,389          33,954

   General and administrative expenses            5,178           4,819          15,148          13,720

   Interest                                         524             615           1,626           1,843
                                                -------         -------        --------        --------
     Total operating expenses                    62,520          53,094         161,756         141,737
                                                -------         -------        --------        --------

(Loss) Income before income taxes                (2,132)          5,845          10,743          16,428

     Income tax (benefit) expense                  (948)          1,819           3,192           4,994
                                                -------         -------        --------        --------
                                                $(1,184)        $ 4,026        $  7,551        $ 11,434
Net (loss) income                               =======         =======        ========        ========

Basic (loss) earnings per share                 $ (0.10)        $  0.33        $   0.62        $   0.96
                                                =======         =======        ========        ========

Diluted (loss) earnings per share               $ (0.10)        $  0.33        $   0.61        $   0.94
                                                =======         =======        ========        ========


 See accompanying notes to condensed consolidated financial statements.

                            THE CENTRIS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     1998             1997
                                                     ----             ----

Cash provided by operating activities              $ 10,567          $ 13,792
                                                   --------          --------

Cash flows from investing activities:

    Purchases of fixed maturity investments         (58,920)          (44,927)

    Purchases of equity securities                  (14,226)          (13,976)

    Proceeds from sales of investment securities     64,428            48,990

    Net purchases of short term
    investments                                      (1,847)              197
    Purchases of property and equipment              (1,214)             (916)
                                                   --------          --------

Cash used in investing activities                   (11,779)          (10,632)
                                                   --------          --------

Cash flows from financing activities:
    Payment on note payable                          (2,650)           (1,875)

    Dividends paid                                   (1,105)           (1,076)
    Repurchase of shares and exercise
       of stock options                              (3,936)              486
                                                   --------          --------

Cash (used in) provided by financing activities      (7,691)           (2,465)
                                                   --------          --------

Net (decrease) increase in cash and invested cash    (8,903)              695

Cash and invested cash at beginning of period        11,122            11,132
                                                   --------          --------

Cash and invested cash at end of period            $  2,219          $ 11,827
                                                   ========          ========

Supplemental disclosure of cash flow information:

Interest paid                                      $  1,602          $  1,747
                                                   ========          ========

Income taxes paid, net                             $  6,674          $  4,001
                                                   ========          ========

See accompanying notes to condensed consolidated financial statements.

                            THE CENTRIS GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the 1997 Annual Report to Stockholders of The Centris Group, Inc. (the "Company").

2. SEGMENT DISCLOSURE
SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" will be adopted by the Company for the year ended December 31, 1998. Historically, the Company has reported segment information which conforms to the requirements of SFAS 131. Accordingly, adoption of this standard is not expected to result in a significant change to the Company's financial disclosures.

3. CHANGES IN CAPITAL STRUCTURE
On February 3, 1998, the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend to stockholders of record as of February 18, 1998. Certificates reflecting the stock split were issued February 27, 1998. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been adjusted retroactively for all periods presented to reflect this change in capital structure.

On September 3, 1998, the Company announced that its Board of Directors had authorized up to $5,000,000 for the repurchase of shares of the Company's stock. Through September 30, 1998 the Company acquired 417,800 common shares. On October 13, 1998 the Company announced that the Board of Directors had authorized the repurchase of an additional $5,000,000 of its common stock under its existing repurchase program.

4. ACQUISITION
On August 29,1998, the Company announced that it had signed a definitive agreement to acquire VASA North America, Inc. and its subsidiaries ("VNA") and Seaboard Life Insurance Company (USA) from Seaboard Life Insurance Company (Canada) and its parent Seaboard North America Holdings, Inc., a Canadian company owned by Eureko, B.V. of the Netherlands. The operations of VNA include VASA Brougher, Inc., a medical stop-loss managing general underwriter and VASA North Atlantic Insurance Company, a property/casualty insurer. The majority of the acquired group's business is medical stop-loss and group term life insurance for self-insured employers. The purchase price of the group will approximate the statutory book value as of the closing date of the insurance companies being acquired. Financing will be provided by the Company's primary lender through its' current credit agreement and additional short term financing. This acquisition transaction is expected to close during the fourth quarter of 1998 following the receipt of applicable regulatory approvals and will be accounted for as a purchase.

5. NOTE PAYABLE
On October 26, 1998, the Company amended its bank credit agreement to increase its revolving loan to $50,000,000. Under this amendment, principal amounts outstanding bear interest at LIBOR plus a margin of 0.75 percent, and principal reductions were rescheduled to commence in March, 2000 at $2,500,000 per quarter through December, 2003. In connection with negotiation of this amendment, the Company rescheduled its third quarter 1998 principal payment to December 31, 2002. The additional funds available under the amended credit agreement will be utilized for general corporate purposes, including stock buybacks and acquisition financing.

6. INCOME PER SHARE
Reconciliation of income and outstanding shares and related per share amounts adjusted to reflect the February 27, 1998 two-for-one stock split, is presented below (in thousands of dollars, except per share data):


                                         Quarter Ended     Nine Months Ended
                                         September 30,       September 30,
                                        1998      1997      1998       1997
                                        ------------------------------------

(Loss) Income(Numerator)
   Income available to Common
   Stockholders for Basic and
   Diluted income per share            $(1,184)  $4,026    $7,551    $11,434

Weighted Average Shares (Denominator)
   Basic Shares                         12,111   11,980    12,165     11,944
Effect of dilutive securities
     Common Stock Equivalents                -      292       281        252
                                       -------   ------    ------    -------
   Diluted Shares                       12,111   12,272    12,446     12,196
                                       =======   ======    ======    =======
Per Share Amounts
   Basic Income per Share              $ (0.10)  $ 0.33    $ 0.62    $  0.96
   Diluted Income per Share            $ (0.10)  $ 0.33    $ 0.61    $  0.94

7. COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income" was adopted by the Company effective January 1, 1998. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income for the quarterly periods ended September 30, 1998 and 1997 was $(1,653,000) and $237,000, respectively.
Comprehensive income for the nine-month periods ended September 30, 1998 and 1997 was $7,114,000 and $9,744,000, respectively. The Company's Comprehensive Income is comprised of net income for the period plus the tax effected increase or decrease in unrealized gains occurring during the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results Of Operations
---------------------

Consolidated revenues of The Centris Group, Inc. (the "Company") increased 2% to $60,388,000 for the third quarter ended September 30, 1998 from $58,939,000 in the 1997 third quarter, and increased 9% to $172,499,000 for the first nine months of 1998 from $158,165,000 for the 1997 nine month period. Premiums earned in the 1998 periods as compared to 1997 primarily reflect growth in the provider excess product line combined with business from the USF RE east coast treaty reinsurance branch, acquired in September 1997. Net investment income reflects a 18% increase over the 1997 nine month period as a result of higher levels of invested assets arising from higher production levels in each business segment. Changes in realized gains in the 1998 periods as compared to the 1997 periods arise from the continuous evaluation of the investment portfolio and actions taken to enhance and maintain yields and total return consistent with the Company's investment guidelines and prevailing capital market conditions.

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

In the 1998 nine month period losses and LAE increased 17% to $107,593,000 from $92,220,000 in the 1997 period, and increased 18% to $43,476,000 in the third quarter of 1998 from $36,698,000 in the 1997 third quarter. These increases reflect the effect of changes in loss experience in each business line, including catastrophe losses in the property/casualty segment resulting from Hurricane Georges during the third quarter of 1998 in addition to severe wind, hail and tornado activity earlier in the year in the midwestern and southeastern regions of the United States which resulted in catastrophe losses of $6,637,000 and $8,269,000 during the third quarter and nine-month periods in 1998, respectively. See segment information contained herein for additional disclosures on loss activity.

Increases in general and administrative expenses between the periods presented reflect the additional operating expenses attributable to three acquisitions completed during 1997. Policy acquisition expenses vary on the basis of market conditions and mix of business.

The catastrophic claim activity previously noted combined with continued competitive market conditions and changes in claim cost experience in each business segment resulted in a 34% decline in consolidated net income to $7,551,000 in the first nine months of 1998 as compared to $11,434,000 in the 1997 nine month period, and yielded a net loss of $1,184,000 in the third quarter of 1998 as compared to net income of $4,026,000 in the third quarter of 1997.

Income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income and the proportion of total income subject to state income taxes.

The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. The Company's statutory combined ratios were 109.5 and 106.4 for the nine-month periods ended September 30, 1998 and 1997, respectively.

BUSINESS SEGMENTS
-----------------

The Company conducts business in two segments:

MEDICAL LINES  includes the operations of three subsidiaries: medical stop-loss
-------------
and provider excess coverages underwritten by USBenefits Insurance Services, Inc. ("USBenefits") on behalf of The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies; reinsurance of 50% of such business by USF RE INSURANCE COMPANY ("USF RE"); and commissions from catastrophic accident and health risks underwritten and managed nationally and internationally by INTERRA, Inc. ("INTERRA"). USBenefits is the underwriting manager and marketing organization for medical lines coverages issued on behalf of Continental and for group life insurance coverage issued by an affiliate of Continental. Medical stop-loss coverage is a form of excess insurance that protects employers that self-fund their employee healthcare plans by capping their exposure from the risk of loss. Provider excess coverage limits the financial risks which healthcare providers face from medical plans that prepay the providers fixed amounts per plan participant (capitated fees) or provide specified rates for services. Medical lines products are marketed through a network of unaffiliated third party administrators, insurance agents, brokers and consultants.

PROPERTY/CASUALTY  reinsurance and insurance underwriting is conducted by USF RE
-----------------
and its wholly-owned subsidiary USF Insurance Company ("USFIC"). These subsidiaries both carry an A (Excellent) rating from A.M. Best Company and USF RE is assigned a claims paying ability rating of Aq (Good) by Standard & Poor's. Insurance companies purchase reinsurance in order to control and manage the risks they accept when they issue policies. USF RE assumes facultative and treaty reinsurance from unaffiliated insurance companies, primarily through reinsurance intermediaries. Facultative is reinsurance of one risk at a time, while reinsurance treaties cover a portion of all policies written by another insurer in a particular risk category. USF RE concentrates its casualty writings in commercial auto liability, general liability and products liability. It also provides a broad range of coverages for most types of property exposures which include wind and storm coverages. USFIC writes surplus lines insurance on commercial property/casualty risks which are marketed through excess and surplus lines brokers.

The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters and nine month periods ended September 30, 1998 and 1997, respectively.

MEDICAL LINES
-------------

(Dollars in Thousands)

                                                     QUARTER ENDED                       NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                         -------------------------------------  ------------------------------------
                                            1998         1997        % CHANGE      1998        1997       % CHANGE
                                         ----------  ------------  -----------  ----------  ----------  ------------
Revenues:
    Premiums earned                         $26,855      $24,076         12%      $ 79,973    $ 74,646        7%

    Commissions and fees                      8,792        7,728         14%        26,312      23,910       10%

    Investment income                         1,033          900         15%         3,094       2,651       17%
                                            -------      -------                  --------    --------

    Total revenues                           36,680       32,704         12%       109,379     101,207        8%
                                            -------      -------                  --------    --------

Expenses:
    Losses and loss adjustment               21,434       25,372       (16)%        60,428      61,482      (2)%

    Policy acquisition                        9,046        8,075         12%        27,219      25,644        6%

    General and  administrative               3,523        3,443          2%        10,202      10,036        2%
                                            -------      -------                  --------    --------

    Total expenses                           34,003       36,890        (8)%        97,849      97,162        -
                                            -------      -------                  --------    --------

Income before income taxes                  $ 2,677      $(4,186)                 $ 11,530    $  4,045
                                            =======      =======                  ========    ========

In medical lines, total revenues in the 1998 periods advanced primarily as a result of increases in premiums earned, which reflects 1998 year-to-date growth of 2% in the Company's medical stop-loss business and growth of 66% in its provider excess business.

Loss and LAE in the 1998 periods includes runoff of certain business acquired as part of the Company's 1997 purchase of Global Excess Re and strengthening of medical stop loss formula reserves. Loss and LAE experience in the 1997 periods included third quarter additions of $8 million to medical lines reserves as a result of additional development on business written during the second half of 1996 and first half of 1997 combined with increases in the severity and frequency of specific and aggregate claims during the 1997 periods.

Policy acquisition expenses vary due to the level of production activity, mix of business and market conditions. Increases in general and administrative expenses in the 1998 quarter and year-to-date periods primarily result from the 1997 acquisition of INTERRA.

On August 29,1998, the Company announced that it had signed a definitive agreement to acquire VASA North America, Inc. and its subsidiaries and Seaboard Life Insurance Company (USA) ("VASA") from Seaboard Life Insurance Company (Canada) and its parent Seaboard North America Holdings, Inc., a Canadian company owned by Eureko, B.V. of the Netherlands. The majority of the acquired group's business is medical stop-loss and group term life insurance for self-insured employers. The transaction is expected to close during the fourth quarter of 1998 following the receipt of applicable regulatory approvals. This strategic acquisition is expected to produce additional medical lines revenues of 15% to 20% when integrated with the Company's medical stop loss business in 1999.

PROPERTY/CASUALTY
-----------------
(Dollars in Thousands)

                                                    QUARTER ENDED                        NINE MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                        -------------------------------------  --------------------------------------
                                           1998        1997        % CHANGE       1998         1997       % CHANGE
                                        ----------  -----------  ------------  -----------  ----------  -------------
Revenues:
    Premiums earned                       $17,474       $14,657           19%     $49,629      $41,473            20%

    Commissions and fees                      156             -                       469            -

    Investment income                       2,144         1,801           19%       6,432        5,427            19%
                                          -------       -------                   -------      -------

    Total revenues                         19,774        16,458           20%      56,530       46,900            21%
                                          -------       -------                   -------      -------

Expenses:
    Losses and loss adjustment             22,042        11,326           95%      47,165       30,738            53%

    Policy acquisition                      4,296         2,887           49%      10,170        8,310            22%

    General and administrative              1,383         1,111           24%       4,184        2,922            43%
                                          -------       -------                   -------      -------

    Total expenses                         27,721        15,324           81%      61,519       41,970            47%
                                          -------       -------                   -------      -------

Income before income taxes                $(7,947)      $ 1,134                   $(4,989)     $ 4,930
                                          =======       =======                   =======      =======

Within the property/casualty sector, strong competition in treaty and facultative lines continues to impact pricing and contract terms. Increased revenues in the 1998 periods are primarily attributable to business from the east coast treaty branch, acquired in September 1997.

Changes in losses and LAE between periods result from a change in the mix of business to a higher proportion of casualty business, which carries a higher formula loss ratio than property business, combined with higher 1998 claims cost experience in domestic and international property treaty reinsurance as a result of hurricane and storm activity. Catastrophe losses resulting from Hurricane Georges during the third quarter of 1998 in addition to severe wind, hail and tornado activity earlier in the year in the midwestern and southeastern regions of the United States resulted in catastrophe losses of $6,637,000 and $8,269,000 during the third quarter and nine-month periods of 1998, respectively. There were no catastrophic losses experienced during the 1997 periods.

Policy acquisition expenses in 1998 as compared to 1997 vary based upon the mix of business.

In August 1998 the Company announced that it had retained an investment banker to act as financial advisor in identifying strategic opportunities related to its property/casualty operations. Presently, the Company has held preliminary discussions with potential acquirers of its property/casualty reinsurance operations and expects to continue evaluation of opportunities to enhance utilization of capital.


HOLDING COMPANY
---------------

(Dollars in Thousands)

                                                     QUARTER ENDED                         NINE MONTHS ENDED
                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                         --------------------------------------  --------------------------------------
                                            1998         1997        % CHANGE       1998        1997         % CHANGE
                                         ----------  ------------  ------------  ----------  -----------  -------------
Revenues:

    Investment income                        $   25        $   10          150%      $   85      $    36           136%

    Realized gains                            3,909         9,767         (60)%       6,505       10,022          (35)%
                                             ------        ------                    ------      -------
    Total revenues                            3,934         9,777         (60)%       6,590       10,058          (34)%
                                             ------        ------                    ------      -------

Expenses:
    General and administrative                  272           265            3%         762          762

    Interest                                    524           615         (15)%       1,626        1,843          (12)%
                                             ------        ------                    ------      -------
    Total expenses                              796           880         (10)%       2,388        2,605           (8)%
                                             ------        ------                    ------      -------
Income before income taxes                   $3,138        $8,897         (65)%      $4,202      $ 7,453          (44)%
                                             ======        ======                    ======      =======

Changes in realized gains in the 1998 period as compared to the 1997 period arise from the continuous evaluation of the investment portfolio and actions taken to enhance and maintain yields and total return consistent with the Company's investment guidelines and prevailing capital market conditions. Declines in interest expense in the 1998 period reflect quarterly reductions in the outstanding balance of bank debt under the Company's Credit Agreement, principal payments on which commenced in March 1997, and changes in the variable interest rate charged on the outstanding balance. See also "Liquidity and Capital Resources" for further information.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Primary sources of cash from operations include premium collections, investment income and commissions and fees. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under USF RE's and USFIC's reinsurance and insurance contracts, debt reduction, and operating expenses such as salaries, commissions, taxes and general overhead. Cash available from operations varies between periods primarily due to the timing of collections on ceding contracts with retrocessionaires and the payment of claims on these contracts.

On October 26, 1998, the Company amended its bank credit agreement to increase its credit line to $50,000,000. Under this amendment, principal amounts outstanding bear interest at LIBOR plus a margin of 0.75 percent. Commitment reductions were rescheduled to commence in March, 2000 at $2,500,000 per quarter through December, 2003. In connection with negotiation of this amendment, the Company rescheduled its third quarter 1998 principal payment to December 31, 2002. Additional funds available under this credit agreement will be utilized for general corporate purposes, including stock buybacks and acquisition financing. The Company's Credit Agreement contains certain covenants, restrictions and dividend payment limitations with which the Company was in compliance at September 30, 1998.

The Company expects to finance its acquisition of the VASA companies through its amended credit agreement and an additional short-term credit arrangement from its lender. The additional short-term agreement may involve revisions to current covenants and collateral requirements as presently defined.

On September 3, 1998, the Company announced that its Board of Directors had authorized up to $5,000,000 for the repurchase of shares of the company's stock. Through September 30, 1998 the Company acquired 417,800 common shares at a cost of $4,376,000. On October 13, 1998 the Company announced that the Board of Directors had authorized the repurchase of an additional $5,000,000 of its common stock under its existing repurchase program. The Company continues to fund its share repurchase program from operating capital as required.

The Company anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1-18 months) and long-term (18 months to 3 years) liquidity needs. From time to time, the Company expects to continue to evaluate acquisition opportunities that complement its business operations.

The Company's investment portfolio reflects a current allocation of approximately 92% in fixed-income investments, both taxable and tax free, with an "AA" average portfolio rating, and 8% in equities. All such securities are carried at quoted market values at the latest balance sheet date. The portfolio is not exposed to real estate investments, derivatives, high yield bonds, private placements or mortgage loans.

Year 2000
---------

As the year 2000 approaches, the Company recognizes the need to ensure that its operations will not be adversely affected by year 2000 computer software issues. Such issues pertain to date sensitive software which could incorrectly recognize a two digit date field. This could result in a system miscalculation or failure and lead to a disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, make claims or other payments or engage in similar activities. The Company has a formal plan in place to evaluate and implement solutions to year 2000 computer software issues. The evaluation phase of the plan, which was completed in December 1997, included an analysis of the Company's software systems, identification of software enhancements required to address year 2000 issues and identification of those vendors and business partners that could have an impact on Company operations in the event that their systems were not year 2000 compliant. The Company's significant operational and financial software systems are provided by third party vendors who the Company has confirmed have also been focusing on addressing year 2000 issues. During 1998, the Company has implemented and tested year 2000 compliant systems for its corporate financial reporting system, its treaty reinsurance business and its medical lines operations. The Company is presently installing software products for its facultative reinsurance operations and expects to complete this phase of its plan, including testing year 2000 changes, during the fourth quarter of 1998. The cost of the year 2000 remediation plan is not considered material to the Company's financial position.

In addition, the Company has solicited its trading partners including agents and brokers, suppliers, financial institutions and others who could directly or indirectly affect the Company's operations as to their year 2000 compliance efforts. Presently, these trading partners are in various stages of completion of their own year 2000 remediation efforts. Accordingly, it is not possible to quantify the aggregate cost to the Company with respect to external year 2000 issues, if any, although the Company does not expect such matters to have a material adverse effect on its operations. As the Company continues to monitor the status of external year 2000 issues, it expects to develop contingency plans for issues that may arise.

Forward Looking Statements
--------------------------

Some of the statements included within this quarterly report on Form 10-Q, including but not limited to Management's Discussion and Analysis of Financial Condition and Results of Operations, Condensed Consolidated Financial Statements and related notes thereto, which are not historical facts may be considered to be forward looking statements within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and therefore are subject to certain risks and uncertainties which could cause the actual results to differ materially from those suggested by such statements. Such risks and uncertainties include, but are not limited to the following: catastrophic losses or a material aggregation of such losses in the Company's insurance lines; changes in federal or state law affecting an employer's ability to self-insure or other adverse regulatory changes; the adequacy of the Company's reinsurance program; general economic conditions in this country or abroad; adverse developments in the securities markets and their impact on the Company's investment portfolio; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; failure of the company's computer systems to perform in an appropriate manner following year 2000 remediation efforts; failure of the company's trading partners, customer or key vendors to make their computer systems year 2000 compliant in a timely manner; and other risks which are described from time to time in the company's filings with the Securities and Exchange Commission. The words "believes", "anticipates", " expects" and similar expressions are intended to identify forward looking statements.

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

            4.3 Stock Certificate of the Company. Filed as Exhibit 4.3 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by this reference.

            4.4 Rights Agreement. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated May 24, 1990, and incorporated herein by this reference.

            4.5 First Amendment to Rights Agreement. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated January 16, 1992, and incorporated herein by this reference.

            4.6 Third Amendment to Rights Agreement. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 1994, and incorporated herein by this reference.

            4.7 Third Amendment to Rights Agreement. Filed as Exhibit 4 to the Company's Current Report on Form 8-K dated September 28, 1995, and incorporated herein by this reference.

            4.8 Fourth Amendment to Rights Agreement. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated November 23, 1997, and incorporated herein by this reference.

            4.9 Fifth Amendment to Rights Agreement. Filed as Exhibit 1 to the Company's Current Report on Form 8-K dated January 28, 1998, and incorporated herein by this reference.

         10.1/*/ Fourth Amendment to the Credit Agreement(amending and restating the Credit Agreement) between The Centris Group, Inc. and Fleet National Bank dated as of October 26, 1998.

         11/*/ The Centris Group, Inc. and Subsidiaries Computation of Earnings Per Share.

         15/*/ Independent Auditors' letter regarding unaudited interim financial information.

         27/*/   Financial Data Schedules

(b) During the third quarter of 1998 the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

/*/  Describes exhibits filed with this Quarterly Report on Form 10-Q.






-------------------
/*/  Describes the exhibits filed with this Quarterly Report on Form 10-Q.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Centris Group, Inc.




Date: November 12, 1998                By: /S/ DAVID L. CARGILE
                                          ---------------------
                                          DAVID L. CARGILE
                                          Chairman of the Board, President
                                          and Chief Executive Officer



Date: November 12, 1998                By: /S/ CHARLES M. CAPORALE
                                          ------------------------
                                          CHARLES M. CAPORALE
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer (Principal
                                          Financial and Accounting Officer)