Form 10-K
period 1998-12-31
CENTRIS GROUP INC
filed 1999-03-31
CIK 798085

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For The Fiscal Year Ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For The Transition Period From _________________ to ________________

                       Commission File Number: 001-12099

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

              Title of
             Securities                        Exchanges on which Registered
--------------------------------------         -----------------------------
Common Stock, par value $.01 per share            New York Stock Exchange
    Common Stock Purchase Rights                  New York Stock Exchange

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Aggregate Market Value of Voting Stock held by non-affiliates of the Registrant as of March 19, 1999: $100,658,790 (10,458,057 shares at the closing price of $9 5/8 per share). For this purpose, all shares held by officers and directors of the Registrant are considered to be held by affiliates, but neither the Registrant nor such persons concede that they are affiliates of the Registrant.

  Number of Shares of Common Stock of the Registrant outstanding as of March 19, 1999: 11,597,476

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement to be filed within 120 days after December 31, 1998, are incorporated by reference into Part III of this Form 10-K.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

===============================================================================

                            THE CENTRIS GROUP, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.  BUSINESS.........................................................    3
         a. Medical Lines.................................................    5
         b. Specialty Lines...............................................    7
         c. Statutory Financial Information...............................    8
         d. Competition...................................................   14
         e. Regulation....................................................   14
         f. Employees.....................................................   16
ITEM 2.  PROPERTIES.......................................................   17
ITEM 3.  LEGAL PROCEEDINGS................................................   17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   17

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.........................................................   18
ITEM 6.  SELECTED FINANCIAL DATA..........................................   19
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................   20

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   30
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   31
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................   31

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   32
ITEM 11. EXECUTIVE COMPENSATION...........................................   32
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   32
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   32
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.   33

                                    PART 1

Item 1. Business

                              GENERAL INFORMATION

  The Registrant, The Centris Group, Inc. (the "Company"), is a Delaware holding company formed in 1982 which operates as a specialty insurance group through its subsidiaries. The Company's USBenefits Insurance Services, Inc. ("USBenefits") subsidiary is the managing general underwriter and marketing organization for medical stop-loss and provider excess coverages issued by The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies, and for group term life insurance issued by an affiliate of Continental. The Company's INTERRA, Inc. subsidiary ("INTERRA") manages and underwrites catastrophic accident and health risks nationally and internationally.

  The Company has discontinued its property/casualty segment effective December 31, 1998. For additional information see "DISCONTINUED OPERATIONS". The Company will continue writing specialty lines insurance business through its USF Insurance Company ("USFIC") subsidiary and will report information herein and in future filings relative to the specialty lines business under a "Specialty Lines" segment.

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

                            DISCONTINUED OPERATIONS

  During 1998, the Company made the decision to exit the property/casualty reinsurance market by offering its wholly owned subsidiary, USF RE INSURANCE COMPANY ("USF RE"), for sale. Accordingly, the Company discontinued its property/casualty segment and has segregated 1998 results between income from continuing operations and discontinued operations. The Company, through USF RE, entered the property/casualty reinsurance market in 1987. Since that time the property/casualty segment experienced significant growth. In recent years, however, it has become increasingly difficult to compete in the property/casualty reinsurance arena as other market participants grow ever larger and the business has begun to resemble a commodity financial product with significant exposure to natural catastrophic events. In 1998, the Company concluded that its capital can be deployed more efficiently by focusing on the medical lines business, where it is a market leader. Accordingly, the Company discontinued its property/casualty segment effective December 31, 1998.

  The Company has signed a Letter of Intent with Folksamerica Holding Company, Inc. for the sale of USF RE for $92,500,000. The consideration is expected to be $71,750,000 in cash and an adjustable subordinated 5 year note for $20,750,000. The note, which accrues interest at the U.S. Treasury Note rate plus 50 basis points, is adjustable downward based on adverse loss development of the Company's reinsurance reserves at December 31, 1998. It is management's expectation and intention to negotiate a definitive agreement for the sale of USF RE to Folksamerica. In the event that the sale is not consummated the reinsurance subsidiary will be put in run-off. Financial information pertaining to the discontinued operations assumes a sale of USF RE under terms outlined herein.

                            VASA GROUP ACQUISITION

  On December 31, 1998, the Company acquired Seaboard Life Insurance Company
(USA), an Indiana domiciled life insurance company ("Seaboard Life"), and its affiliate, VASA North America, Inc. and its subsidiaries. The principal subsidiaries of VASA North America, Inc. are VASA North Atlantic Insurance Company ("VNAIC"), an Indiana domiciled property/casualty insurance company, and VASA Brougher, Inc. ("VBI"), a managing general underwriter for medical stop-loss and group term life insurance coverages issued by Seaboard Life and VNAIC. Seaboard Life is licensed in 41 states and the District of Columbia and VNAIC is licensed in 36 states and the District of Columbia. Seaboard Life and VNAIC are referred to herein as the "Insurance Companies." The Insurance Companies both carry an "A-" (Excellent) rating from A.M. Best Company. The purchase did not include the individual life and annuity business of Seaboard Life which is being sold separately by the Sellers. These companies were acquired from Seaboard Life Insurance Company of Canada and its parent, Seaboard North American Holdings, Inc., a Canadian company that is owned by Eureko, B.V. of the Netherlands ("Eureko").

  The preliminary purchase price paid by the Company for the VASA group was the estimated statutory book value of the Insurance Companies as of December 31, 1998, plus or minus certain adjustments or $42,681,784. Financing for the transaction was provided by the Company's principal lender, Fleet National Bank, which increased its Credit Agreement with the Company from $35,000,000 to $75,000,000. The Company pledged the stock of the Insurance Companies as additional security for the increased loan and has committed to pay down the loan balance to $47,550,000 by June 30, 1999. In accordance with the terms of the stock purchase agreement, an audit of the Insurance Companies as of December 31, 1998 was performed, and the Company has determined that the final purchase price for the acquired group is $36,613,134. The Company has made a claim with Eureko for a refund of the difference between the preliminary purchase price and the final purchase price and is waiting for payment from Eureko. The stock purchase agreement provides a mechanism for resolving any disputes with respect to the amount of the final purchase price. For additional information see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also "Note 2" of Notes to CONSOLIDATED FINANCIAL STATEMENTS contained herein.

  The Company is in the process of running off the existing VBI medical stop-loss and group term life business in exchange for a management fee from the Sellers that was included within the purchase price, and Eureko is providing loss ratio protection for the in-force business being run-off by VBI so that the Insurance Companies will have neither an underwriting gain nor incur an underwriting loss on such business. Under the stock purchase agreement the Company has the right to renew the existing VBI in-force business and will be offering renewal quotations to all accounts in excess of 51 covered employee lives. The Company has made arrangements with an unrelated managing general underwriter to offer coverage to accounts with less than 51 lives and will receive a fee for all such business renewed by this unrelated managing general underwriter. Effective January 1, 1999, Seaboard Life and VNAIC began to reinsure the medical stop-loss and provider excess business, respectively, underwritten by USBenefits on behalf of Continental. USF RE ceased being the reinsurer of such business on a run-off basis as of December 31, 1998. See "BUSINESS--MEDICAL LINES--MEDICAL LINES REINSURANCE".

  On March 11, 1999, Seaboard Life and VNAIC changed their names in the State of Indiana only to Centris Life Insurance Company and Centris Insurance Company, respectively. The Insurance Companies will be filing applications to adopt their new names in all states or other jurisdictions where they are licensed or otherwise authorized to transact business. For purposes of convenience and continuity, the Insurance Companies will continue to be referred to in this Form 10-K by their prior names.

              FINANCIAL INFORMATION RELATING TO BUSINESS SEGMENTS

  The Company's operations are classified into two business segments: (1) medical lines (which includes the revenues from commissions and fees of the Company and from reinsurance of a 25% share (net of external reinsurance) of its medical lines business); and (2) specialty lines. As noted above, the Company discontinued its property/casualty segment as of December 31, 1998. For additional information see "STATUTORY FINANCIAL INFORMATION--Loss and Loss Adjustment Expense ("LAE") Reserves," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also "Note 3" of Notes to CONSOLIDATED FINANCIAL STATEMENTS contained herein.

                                 MEDICAL LINES

General

  Since 1980, USBenefits has had an agreement to underwrite and manage medical lines coverages for Continental or its predecessor. Such agreement provides that USBenefits is responsible for designing medical lines products, marketing the products, underwriting risks, collecting premiums, administering coverage agreements, investigating and settling claims and making claim payments within specified limits. While USBenefits participates in the setting of rates and underwriting standards, which are the ultimate responsibility of Continental, it does not insure any risks in its role as an underwriting manager; all insurance risks are borne by Continental and its reinsurers, including USF RE, Seaboard Life and VNAIC. See "BUSINESS--MEDICAL LINES--MEDICAL LINES REINSURANCE". Other than Continental, no one insurance company, third party administrator ("TPA") or insurance producer accounts for 10% or more of USBenefits' revenues.

  Under its current management agreement with Continental, USBenefits is paid management fees for its services which are a percentage of premiums collected. The management agreement may be terminated by either party at any December 31 upon 90 days prior notice, and can also be terminated upon the occurrence of certain events. The management agreement provides that during its term and for a period of 12 months following termination, Continental will not solicit or take away USBenefits' customers, and that upon termination USBenefits has the right to the expirations and renewals of the medical lines business. The Company believes that these provisions permit USBenefits to move the medical lines business to another insurance company if its relationship with Continental were to terminate. Alternatively, USBenefits could write medical lines coverages on a direct basis through its affiliates, Seaboard Life and VNAIC, in the states where such companies are licensed.

  INTERRA underwrites on behalf of an unaffiliated life insurance company and underwrites accident and health reinsurance for its affiliate, Seaboard Life, which took over such business from USF RE effective January 1, 1999. In addition, INTERRA provides catastrophic claims management services to the Company and its subsidiaries. INTERRA also provides the Company with growth opportunities in the international accident and health reinsurance marketplace.

Marketing

  USBenefits markets and distributes its medical lines products through a network of TPAs, insurance agents, brokers and consultants (collectively "Producers"). Producers have non-exclusive arrangements with USBenefits that enable them to submit requests for coverage quotations on behalf of their clients. Continental may pay a fee or commission to Producers for placing the coverage, the amount of which is based on a percentage of the premium written and is negotiated on a case-by-case basis. Additionally, USBenefits may pay an annual production bonus to Producers based on the amount of new business and rate of retention and loss ratio of accounts during the calendar year. USBenefits markets its products to a variety of employers, including both large and small employee groups.

  The Company believes there will be opportunities for growth from industry consolidation. As noted above, effective on December 31, 1998, the Company acquired one of its competitors, VBI and its affiliates. Prior to its acquisition by the Company, VBI was believed to be the fifth largest provider of medical stop-loss coverage in terms of premium written. Several of USBenefits' other competitors have also been acquired, and this activity is expected to continue. Many smaller managing general underwriters have lost their issuing carriers due to unacceptably high loss ratios on their books of business. There has also been consolidation in the TPA marketplace, one of USBenefits' primary sources of business. The remaining TPAs are larger, more financially secure, and seek to do business with sound, well established companies such as USBenefits. In the past few years, USBenefits has embarked on a program of actively marketing its products to brokers and consultants. These producers control a sizable portion of USBenefits' target market, midsized employer groups, and are the primary source of business for larger employer groups. USBenefits has been able to increase its business with the brokerage community while maintaining its relationships with its traditional TPA distribution system.

Products

  Medical Stop-Loss. USBenefits offers two types of medical stop-loss products: specific excess and aggregate excess. Employers can elect to purchase specific excess coverage only, or a combination of specific and aggregate coverage. Generally, self-insured employers purchase a combination of specific and aggregate medical stop-loss coverage in order to minimize their exposure under their self-funded plans. Medical stop-loss coverage is written on a basic form which can be customized to meet the employer's individual needs and ability to retain risk. Medical stop-loss coverage indemnifies only the employer for its obligations under its self-insured plan of medical benefits; no plan participant or beneficiary is covered by the medical stop-loss policy.

  Provider Excess. USBenefits' provider excess product limits the exposures which providers of medical services incur when they enter into capitated fee arrangements; it protects these providers from losses that can arise when expenses exceed a predetermined level.

Underwriting Management

  Under its agreement with Continental, USBenefits, with the assistance of USF RE through December 31, 1998, and thereafter with the assistance of Seaboard Life and VNAIC, provides the services necessary to underwrite and service the medical lines business, including, but not limited to: (i) selecting Producers; (ii) accepting medical lines risks and issuing coverage agreements on behalf of Continental within mutually agreed upon underwriting and pricing guidelines; and (iii) processing claims for reimbursement under policies on behalf of Continental. Continental pays USBenefits management fees for these services, which are a percentage of premiums collected.

Medical Lines Reinsurance

  As noted above, as of December 31, 1998, USF RE terminated its reinsurance of the medical lines business on a run-off basis. This means that USF RE will continue to receive premiums on all policies in force as of December 31, 1998, until their expiration and will pay all claims incurred under such policies until the extinguishment of all liabilities thereunder. Effective January 1, 1999, the Insurance Companies became reinsurers of Continental for the medical stop-loss and provider excess business. The Insurance Companies have not assumed any liability for group term life business produced by USBenefits on behalf of Continental's affiliate.

  Under a new reinsurance arrangement in effect for all medical stop-loss and provider excess business issued or renewed from and after January 1, 1999, the Insurance Companies will reinsure 75% of Continental's liability under all such contracts issued through USBenefits, as opposed to the 50% previously reinsured by USF RE. In addition, the Insurance Companies will reinsure a proportionate share of loss adjustment expenses and any liability incurred by Continental for extra-contractual or punitive damages. The Insurance Companies in turn have entered into retrocessional arrangements with four unaffiliated reinsurers pursuant to which such reinsurance companies will reinsure 66 2/3% of the net retained liability of the Insurance Companies under all medical stop-loss and provider excess business assumed by them from Continental. The net effect of such reinsurance arrangements is that the Insurance Companies net retained liability under all medical stop-loss and provider excess contracts will be limited to 25% of the total exposure under each policy.

  The amount of premium ceded by Continental to the Insurance Companies under the reinsurance agreement is equal to a proportionate share of the original gross premiums written by Continental, less a ceding commission paid by the Insurance Companies to Continental which covers Continental's costs of acquiring and servicing such business. A proportionate share of such ceding commission is recoverable by the Insurance Companies from their reinsurers.

                                SPECIALTY LINES

General

  Specialty Lines insurance underwriting is conducted by the Company's subsidiary, USF Insurance Company ("USFIC") which is presently rated "A" (Excellent) by A.M. Best Company, a rating that it currently shares with USF RE, under an Intercompany Pooling Agreement that has been terminated effective as of January 1, 1999. A.M. Best Company has placed USFIC's and USF RE's rating under review pending final resolution of the announced sale of USF RE. There can be no assurance that USFIC will continue to be rated by A.M. Best Company following the disposition of USF RE or that if USFIC continues to be rated, that it will retain its current rating of "A".

  USFIC is domiciled in Pennsylvania but operates out of its administrative offices in Florham Park, NJ. It is eligible to offer surplus lines coverage in 34 states, the District of Columbia and the U.S. Virgin Islands. In addition, USFIC holds admitted licenses in Pennsylvania, New York and Florida. USFIC writes both standard and surplus lines insurance on commercial and personal property/casualty risks which are marketed exclusively through managing general agents, general agents and program administrators. In 1999 USFIC will change its focus to include writing specialty risks for medically related lines of business where it can leverage existing relationships and opportunities through US Benefits and INTERRA.

                        STATUTORY FINANCIAL INFORMATION

  The information presented below conforms to the requirements of "Disclosures Concerning Unpaid Claims and Claim Adjustment Expenses of Property/Casualty Insurance Underwriters" contained in the Securities Exchange Act of 1934 Guide 4 and the Securities Act of 1933 Guide 6. As a result of the Company's decision to discontinue its property/casualty segment, statutory financial information is presented for continuing and discontinued operations as well as on a combined (total) basis.

Combined Ratio

  The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. It reflects the percentage of losses and loss adjustment expenses incurred to earned premiums (the "loss ratio") plus the percentage of production and servicing expenses to net written premiums (the "underwriting expense ratio"). The table below sets forth consolidated loss ratio, underwriting expense ratio and combined ratio determined in accordance with statutory accounting practices ("SAP") for the years indicated.

                                                                  Year Ended
                                                                 December 31,
                                                               -----------------
                                                               1998  1997  1996
                                                               ----- ----- -----
   Continuing Operations:
     Loss ratio...............................................  85.7  80.1  69.9
     Underwriting expense ratio...............................  27.1  27.6  27.8
                                                               ----- ----- -----
       Combined ratio......................................... 112.8 107.7  97.7
                                                               ===== ===== =====
   Discontinued Operations:
     Loss ratio...............................................  97.4  74.8  74.0
     Underwriting expense ratio...............................  27.5  25.4  27.9
                                                               ----- ----- -----
       Combined ratio......................................... 124.9 100.2 101.9
                                                               ===== ===== =====
   Total:
     Loss ratio...............................................  90.0  78.4  71.0
     Underwriting expense ratio...............................  27.2  27.5  27.9
                                                               ----- ----- -----
       Combined ratio......................................... 117.2 105.9  98.9
                                                               ===== ===== =====

Loss and Loss Adjustment Expense ("LAE") Reserves

  For information pertinent to loss and loss adjustment expense reserves see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also "Note 1(F)" and "Note 7" of "Notes to CONSOLIDATED FINANCIAL STATEMENTS," contained in this Form 10-K.

  The following table reconciles consolidated reserve for losses and LAE from SAP to amounts based on GAAP:

                                                            December 31,
                                                      -------------------------
                                                        1998     1997    1996
                                                      -------- -------- -------
                                                       (Dollars in thousands)
   Continuing Operations:
     Statutory loss and LAE reserves................. $ 63,939 $ 28,376 $21,218
     Reserves ceded to reinsurers....................   32,079    7,667   5,080
     Provision for uncollectible reinsurance.........      --       --      --
                                                      -------- -------- -------
       GAAP loss and LAE reserves.................... $ 96,018 $ 36,043 $26,298
                                                      ======== ======== =======
   Discontinued Operations:
     Statutory loss and LAE reserves................. $ 85,571 $ 62,486 $51,167
     Reserves ceded to reinsurers....................   19,319   18,272  17,185
     Provision for uncollectible reinsurance.........      --       --       19
                                                      -------- -------- -------
       GAAP loss and LAE reserves.................... $104,890 $ 80,758 $68,371
                                                      ======== ======== =======
   Total:
     Statutory loss and LAE reserves................. $149,510 $ 90,862 $72,385
     Reserves ceded to reinsurers....................   51,398   25,939  22,265
     Provision for uncollectible reinsurance.........      --       --       19
                                                      -------- -------- -------
       GAAP loss and LAE reserves.................... $200,908 $116,801 $94,669
                                                      ======== ======== =======

  Except for the foregoing, there is no difference in reserves for losses and LAE whether determined in accordance with GAAP or SAP. Amounts presented for 1998 include $23,557,000 of loss and LAE reserves of Seaboard Life and VNAIC.

  The table below provides a reconciliation of beginning and ending consolidated statutory liability balances as of December 31, 1998, 1997 and 1996.

                                                         December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (Dollars in thousands)
Continuing Operations:
  Reserves for losses and LAE at beginning of
   period........................................ $ 28,376  $ 21,218  $ 20,066
  Reserves of acquired company...................   23,557     7,348       --
  Incurred losses and LAE:
    Provision for losses and LAE for claims
     occurring in the current year...............   84,364    81,578    57,291
    Increase in estimated losses and LAE for
     claims occurring in prior years.............   12,485     8,310     5,457
  Payments:
    Losses and LAE payments for claims occurring
     during:
      The current year...........................  (46,625)  (65,521)  (37,773)
      Prior years................................  (38,218)  (24,557)  (23,823)
                                                  --------  --------  --------
        Reserve for losses and LAE at end of
         period.................................. $ 63,939  $ 28,376  $ 21,218
                                                  ========  ========  ========
Discontinued Operations:
  Reserves for losses and LAE at beginning of
   period........................................ $ 62,486  $ 51,167  $ 42,354
  Reserves of acquired company...................      --        --        --
  Incurred losses and LAE:
    Provision for losses and LAE for claims
     occurring in the current year...............   49,101    35,390    26,194
    Increase in estimated losses and LAE for
     claims occurring in prior years.............   11,926      (207)     (769)
  Payments:
    Losses and LAE payments for claims occurring
     during:
      The current year...........................  (14,785)   (9,913)   (5,514)
      Prior years................................  (23,157)  (13,951)  (11,098)
                                                  --------  --------  --------
        Reserve for losses and LAE at end of
         period.................................. $ 85,571  $ 62,486  $ 51,167
                                                  ========  ========  ========
Total:
  Reserves for losses and LAE at beginning of
   period........................................ $ 90,862  $ 72,385  $ 62,420
  Reserves of acquired company...................   23,557     7,348       --
  Incurred losses and LAE:
    Provision for losses and LAE for claims
     occurring in the current year...............  133,465   116,968    83,485
    Increase in estimated losses and LAE for
     claims occurring in prior years.............   24,411     8,103     4,688
  Payments:
    Losses and LAE payments for claims occurring
     during:
      The current year...........................  (61,410)  (75,434)  (43,287)
      Prior years................................  (61,375)  (38,508)  (34,921)
                                                  --------  --------  --------
        Reserve for losses and LAE at end of
         period.................................. $149,510  $ 90,862  $ 72,385
                                                  ========  ========  ========

  The tables contained in the following pages present the development of the consolidated statutory balance sheet liability for losses and LAE for 1988 through 1998 for continuing, discontinued and total operations.

  The top line of the tables shows the estimated liability for unpaid losses and LAE recorded at December 31 for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported.

  The upper portion of the tables shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

  The lower portion of the tables shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year, and a reconciliation of the gross and net amounts for the latest five years.

                           1988    1989     1990   1991     1992     1993     1994     1995     1996     1997      1998
                           -----  ------   ------  -----   ------   ------   ------   ------   ------   -------   ------
                                                     (Dollars in thousands)
Continuing Operations:
Net Liability for
 Losses/LAE--End of Year.  8,695  11,371   11,950  9,529   15,821   19,108   19,125   20,066   21,218    28,376   63,939
                                (1998 figure includes reserves of acquired companies of 23,557.)
Net Liability re-
 estimated as of:
1 year later.............  7,380  11,867    9,891  9,988   17,291   20,078   20,906   25,476   29,390    40,480
2 years later............  7,591  11,627    8,871  9,700   17,367   19,938   20,872   26,456   27,020
3 years later............  7,535  11,604    8,832  9,666   17,323   19,926   20,903   26,271
4 years later............  7,562  11,610    8,831  9,659   17,322   19,930   20,895
5 years later............  7,567  11,610    8,831  9,659   17,321   19,933
6 years later............  7,567  11,610    8,831  9,657   17,320
7 years later............  7,567  11,610    8,830  9,656
8 years later............  7,567  11,609    8,828
9 years later............  7,567  11,607
10 years later...........  7,565

Net Cumulative
 redundancy/(deficiency).  1,130    (236)   3,122   (127)  (1,499)    (825)  (1,770)  (6,205)  (5,802)  (12,104)
Cumulative %.............     13%     (2)%     26%    (1)%     (9)%     (4)%     (9)%    (31)%    (27)%     (43)%

Paid (cumulative) as of:
1 year later.............  6,881  10,978    8,531  9,165   16,827   19,255   19,885   23,299   23,640    36,774
2 years later............  7,126  11,161    8,746  9,550   17,246   19,744   20,635   25,270   25,260
3 years later............  7,069  11,178    8,750  9,562   17,254   19,801   20,739   25,632
4 years later............  7,081  11,178    8,751  9,561   17,266   19,836   20,757
5 years later............  7,081  11,178    8,750  9,563   17,266   19,840
6 years later............  7,082  11,178    8,752  9,561   17,266
7 years later............  7,082  11,180    8,751  9,562
8 years later............  7,082  11,179    8,751
9 years later............  7,082  11,179
10 years later...........  7,082

Gross Liability--End of Year.....................................            21,503   23,813   26,298    36,043   96,018
Reinsurance Recoverable..........................................             2,378    3,747    5,080     7,667   32,079
Net Liability--End of Year.......................................            19,125   20,066   21,218    28,376   63,939
Gross Re-Estimated Liability-Latest..............................            26,794   32,715   33,861    50,503
Re-Estimated Recoverable-Latest..................................             5,899    6,444    6,841    10,023
Net Re-Estimated Liability-Latest................................            20,895   26,271   27,020    40,480
Gross Cumulative Redundancy (Deficiency).........................            (5,291)  (8,902)  (7,563)  (14,460)

  The continuing operations information presented includes the Company's medical lines and specialty insurance segments. The medical lines segment is subject to fluctuations in the cost of health care services, changes in the frequency of services provided to the covered population and the expansion of routine medical services applicable to prescribed procedures which are normal and recurring aspects inherent in the estimation of accident and health reserves. In recent years, competition in the medical lines segment has constrained the Company's ability to increase premium rate levels commensurate with increases in health care costs. Each calendar year will be affected by such normal, recurring elements that cause fluctuations in the ordinary course of business.

  In the 1998 period, increases in estimated losses and LAE claims arise from the 1997 medical stop loss policy year and the run-off of a book of business acquired in the Global transaction in 1997. Medical lines reserves pertaining to business written through December 31, 1998, of $34.6 million are included in the expected sale of USF RE to Folksamerica. In conjunction with the sale, the Company expects to purchase a $5 million cover on its medical lines reserves which, when combined with 1998 USF RE medical lines reserve increases of $11.1 million result in an expectation that future periods will not be impacted by prior period loss reserve development.

                            1988     1989    1990    1991    1992    1993    1994    1995    1996     1997      1998
                           ------   ------  ------  ------  ------  ------  ------  ------  ------   -------   -------
                                                       (Dollars in thousands)
Discontinued Operations:
Net Liability for
 Losses/LAE--End of Year.   8,965   17,326  24,025  26,952  29,662  32,250  37,179  42,354  51,167    62,486    85,571

Net Liability re-
 estimated as of:
1 year later.............   9,623   17,848  23,980  27,540  29,828  33,705  38,206  41,632  51,098    74,792
2 years later............  10,161   17,992  23,849  26,681  30,115  32,687  35,729  40,561  52,578
3 years later............  10,755   18,090  22,822  26,371  29,463  30,259  33,853  40,091
4 years later............  10,732   16,971  21,391  24,870  25,463  28,043  32,116
5 years later............  10,496   15,782  20,779  21,955  24,318  26,433
6 years later............  10,427   15,205  18,280  21,130  23,114
7 years later............  10,140   14,037  17,447  20,548
8 years later............   9,929   13,160  17,162
9 years later............   9,780   13,127
10 years later...........   9,758

Net Cumulative
 redundancy/(deficiency).    (793)   4,199   6,863   6,404   6,548   5,817   5,063   2,263  (1,411)  (12,306)
Cumulative %.............      (9)%     24%     29%     24%     22%     18%     14%      5%     (3)%     (20)%

Paid (cumulative) as of:
1 year later.............   2,492    3,277   5,387   5,351   5,363   6,820  12,230  11,622  14,869    24,601
2 years later............   4,550    7,104   8,751   8,282   9,128  14,208  18,249  20,341  25,423
3 years later............   7,890    9,917  11,196  10,602  14,493  18,687  22,530  24,508
4 years later............   8,612   10,655  12,525  14,443  17,081  20,420  23,799
5 years later............   8,846   11,475  14,118  16,109  18,547  20,564
6 years later............   9,524   12,302  14,529  17,201  18,650
7 years later............   9,040   12,426  15,050  17,643
8 years later............   9,088   12,522  15,317
9 years later............   9,114   12,635
10 years later...........   9,120

Gross Liability--End of Year.......................................         48,094  55,033  68,352    80,758   104,890
Reinsurance Recoverable............................................         10,915  12,679  17,185    18,272    19,319
Net Liability--End of Year.........................................         37,179  42,354  51,167    62,486    85,571
Gross Re-Estimated Liability-Latest................................         41,179  49,921  65,885    93,310
Re-Estimated Recoverable-Latest....................................          9,063   9,830  13,307    18,518
Net Re-Estimated Liability-Latest..................................         32,116  40,091  52,578    74,792
Gross Cumulative Redundancy (Deficiency)...........................          6,915   5,112   2,467   (12,552)

  Within the discontinued operations information presented, the increase in losses and LAE for claims occurring in prior years is attributable to development in the discontinued property/casualty segment (USF RE) of the non-proportional assumed liability, auto physical damage and commercial automobile liability lines of business. As part of the expected sale of USF RE, all reserves related to business written through December 31, 1998 will be transferred to Folksamerica.

                            1988    1989    1990    1991    1992    1993    1994    1995     1996     1997      1998
                           ------  ------  ------  ------  ------  ------  ------  ------   ------   -------   -------
                                                       (Dollars in thousands)
Total:
Net Liability for
 Losses/LAE--End of Year.  17,660  28,697  35,975  36,481  45,483  51,358  56,304  62,420   72,385    90,862   149,510
                                  (1998 figure includes reserves of acquired companies of 23,557.)
Net Liability re-
 estimated as of:
1 year later.............  17,003  29,715  33,871  37,528  47,119  53,783  59,112  67,108   80,488   115,272
2 years later............  17,752  29,619  32,720  36,381  47,482  52,625  56,601  67,017   79,598
3 years later............  18,290  29,694  31,654  36,037  46,786  50,185  54,756  66,362
4 years later............  18,294  28,581  30,222  34,529  42,785  47,973  53,011
5 years later............  18,063  27,392  29,610  31,614  41,639  46,366
6 years later............  17,994  26,815  27,111  30,787  40,434
7 years later............  17,707  25,647  26,277  30,204
8 years later............  17,496  24,769  25,990
9 years later............  17,347  24,734
10 years later...........  17,323

Net Cumulative
 redundancy/(deficiency).     337   3,963   9,985   6,277   5,049   4,992   3,293  (3,942)  (7,213)  (24,410)
Cumulative %.............       2%     14%     28%     17%     11%     10%      6%     (6)%    (10)%     (27)%

Paid (cumulative) as of:
1 year later.............   9,373  14,255  13,918  14,516  22,190  26,075  32,115  34,921   38,509    61,375
2 years later............  11,676  18,265  17,497  17,832  26,374  33,952  38,884  45,611   50,683
3 years later............  14,959  21,095  19,946  20,164  31,747  38,488  43,269  50,140
4 years later............  15,693  21,833  21,276  24,004  34,347  40,256  44,556
5 years later............  15,927  22,653  22,868  25,672  35,813  40,404
6 years later............  16,606  23,480  23,281  26,762  35,916
7 years later............  16,122  23,606  23,801  27,205
8 years later............  16,170  23,701  24,068
9 years later............  16,196  23,814
10 years later...........  16,202

Gross Liability--End of Year.......................................        69,597  78,846   94,650   116,801   200,908
Reinsurance Recoverable............................................        13,293  16,426   22,265    25,939    51,398
Net Liability--End of Year.........................................        56,304  62,420   72,385    90,862   149,510
Gross Re-Estimated Liability-Latest................................        67,973  82,636   99,746   143,813
Re-Estimated Recoverable-Latest....................................        14,962  16,274   20,148    28,541
Net Re-Estimated Liability-Latest..................................        53,011  66,362   79,598   115,272
Gross Cumulative Redundancy (Deficiency)...........................         1,624  (3,790)  (5,096)  (27,012)

Investments

  For information, see "Note 1 (c) and Note 5 of Notes to Consolidated Financial Statements."

                                  COMPETITION

  The insurance and reinsurance industries are highly competitive and consist of a large number of companies, many of which have financial resources, employees, facilities and experience substantially in excess of those of the Company.

Medical Lines

  The medical lines business is highly competitive and involves a diversified field of participants from small, start-up operations to large, well-established organizations such as USBenefits. Information on the size of the medical stop-loss market is not available as data on the market are not routinely collected, compiled or systematically analyzed. However, the Company believes that there are currently over 200 providers of medical stop-loss and provider excess coverages. Based on its over-18 years of experience in the medical stop-loss business, the Company believes that it is the largest provider of medical stop-loss coverage in the United States and one of the leading sources of provider excess coverage. However, other large and established companies offer medical lines products and services similar to those offered by the Company.

  USBenefits currently relies on its long-standing relationships with independent TPAs as a source of business, as well as growing relationships with insurance agents, brokers and consultants. USBenefits must compete for its business by offering competitively priced products, providing high quality, timely services and paying commissions which are competitive. USBenefits believes that its experience in the medical stop-loss business and the proprietary claims data it has collected over the years give it a competitive advantage over many of its competitors who must rely on general industry information.

Specialty Lines

  Competition in the insurance business is based on many factors, including an insurer's perceived overall financial strength, premiums charged, A.M. Best Company rating, services offered, claims handling, experience in the lines of business written and the number of jurisdictions in which a company is authorized to do business. USFIC's competition includes numerous major domestic and international insurance companies and underwriting syndicates.

  Conditions remain competitive in most areas of the property/casualty insurance market. USFIC has been able to compete against many companies with significantly larger policyholders' surplus and greater resources by focusing its efforts on specialty areas where it can best utilize its underwriting expertise and capital resources.

                                  REGULATION

General

  Insurance and reinsurance companies are subject to primary regulation and supervision by the insurance departments of their states of domicile, as well as by agencies of other states where they are licensed or authorized to transact business. Such regulation and supervision is designed to protect policyholders, not stockholders. Although the extent of such regulation varies from state to state, in general the insurance laws of states provide such supervisory agencies with broad administrative powers. These powers include the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms and rates, the determination of reserve requirements, the monitoring of financial stability, the form and content of required financial statements, and the type and character of investments. The National Association of Insurance Commissioners ("NAIC") has proposed a variety of model laws and regulations as part of its accreditation program affecting insurance companies generally, including laws and regulations relating to solvency standards for all insurance companies. Most of these model laws and regulations have been adopted by the majority of states and only two states, New York and Nevada have not been accredited. Adoption of these laws has not had a material negative impact on the Company's insurance operations.

  The Company's insurance subsidiaries, Seaboard Life, VNAIC, USFIC and USF RE (whose property/casualty reinsurance operations have been discontinued as of December 31, 1998), hereinafter collectively referred to as the "Insurance Subsidiaries," are required to file detailed annual financial and other reports with the appropriate insurance regulatory agency in each state in which they are admitted or authorized to do business. Their business and accounts are subject to examination by such agencies at any time, and the laws of their states of domicile, Indiana, Pennsylvania and Massachusetts, and other states require periodic examination of the Insurance Subsidiaries. Seaboard Life and VNAIC were examined by the Indiana Insurance Department for the four-year periods ended December 31, 1995 and December 31, 1993, respectively. USF RE was examined by the Division of Insurance of the Commonwealth of Massachusetts during 1993 for the four-year period ended December 31, 1992. USFIC was examined by the Insurance Department of the Commonwealth of Pennsylvania during 1998 for the five-year period ended December 31, 1997. The final reports of these examinations did not indicate any concerns of a material nature or which were significant to any of the Insurance Subsidiaries' surplus as regards policyholders. USF RE is currently being examined for the five year period ended December 31, 1997. The Company has received preliminary notice that the examination will result in an adjustment of approximately $16,400,000 to policyholder's surplus for the year ended December 31, 1997 as a result of availability of more recent information showing loss reserve development occurring in the 1998 calendar period. The Company believes it has recognized all such development in its 1998 financial statements.

Specialty Lines

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

  Additionally, INTERRA is subject to regulation in various states where it operates in any one of its capacities as a reinsurance intermediary--broker, reinsurance intermediary--manager or catastrophic claims management company.

State Insurance Holding Company Laws

  The Company, its stockholders, and the Insurance Subsidiaries are subject to the Insurance Holding Company Acts of the State of Indiana where Seaboard Life and VNAIC are domiciled, the Commonwealth of Pennsylvania where USFIC is domiciled and the Commonwealth of Massachusetts where USF RE is domiciled. None of the Insurance Subsidiaries are deemed to be commercially domiciled in any state. Generally, these Insurance Holding Company Acts prohibit any person from acquiring "control" of a domestic insurer, or of a company controlling a domestic insurer, without prior approval of the Insurance Commissioner of such insurer's state of domicile. Control is presumed to exist through ownership or the right to acquire 10% or more of the stock of the insurer; but this presumption may be rebutted. These Insurance Holding Company Acts require holding companies and their insurance subsidiaries to register and file on a regular basis reports which include information concerning their capital structure, ownership and financial condition. All transactions between members of the holding company group are subject to fairness and reasonableness standards, and notice of certain transactions must be given to the Commissioners of Insurance of Indiana, Pennsylvania and Massachusetts 30 days prior to entering into such transactions, during which time the Commissioners of these states may indicate their disapproval.

  The amount of dividends which the Insurance Subsidiaries are permitted to pay to their respective parents and ultimately to the Company are limited by the insurance laws of their respective states of domicile. The Insurance Subsidiaries must give notice to the Insurance Commissioner of their states of domicile of all dividends and other distributions to stockholders within five business days after they are declared, and may not pay such dividends until ten business days after receipt by the Commissioner of the required notices. Following such dividends or distributions, the Insurance Subsidiaries' surplus to policyholders must be reasonable in relation to their outstanding liabilities and adequate for their financial needs. In addition, the Insurance Subsidiaries may not pay any "extraordinary" dividend or distribution until 30 days after the Insurance Commissioner of their state of domicile has received notice of such dividend or distribution, and until the Commissioner has either
(i) not disapproved such payment within such 30-day period, or (ii) approved such payment within such 30-day period. For 1999, the amount which may be paid in dividends by the Seaboard Life, VNAIC and USFIC without prior regulatory approval is $5,709,000. In the event that USF RE is not sold an additional $9,365,000 is available for dividend purposes. Since being acquired by the Company, none of the Insurance Subsidiaries has paid any dividends to its respective parent.

Legislative and Regulatory Developments

  As noted in prior filings by the Company, with the Securities and Exchange Commission various Federal and state healthcare legislative and regulatory proposals have been considered which could impact the financing and delivery of healthcare. Congress enacted certain of those proposals, some of which cover self-insured medical benefit plans. Management cannot predict at this time what impact, if any, these enactments would have on the Company's medical lines business. However, based on management's review of the latest information received, management believes that these enactments will not have an adverse impact on the Company's business.

                                   EMPLOYEES

  As of March 20, 1999 the Company had 246 full-time employees. No employees are represented by labor unions, and management considers its employee relations to be excellent.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are:

          Name           Age                           Position
          ----           ---                           --------
David L. Cargile........  53 Chairman, President and Chief Executive Officer
Howard S. Singer........  53 Executive Vice President-Corporate Finance and
                              Investor Relations
John T. Grush...........  50 Senior Vice President
Charles M. Caporale.....  48 Senior Vice President, Chief Financial Officer and Treasurer
Jose A. Velasco.........  44 Senior Vice President, Chief Administrative Officer,
                              Secretary and General Counsel
Craig J. Kelbel.........  44 Senior Vice President
Edward D. Jones.........  53 Senior Vice President
Mark A. Carney..........  40 Senior Vice President

  All executive officers other than Charles M. Caporale and Mark A. Carney have been employed by the Company for more than five years. There are no family relationships among any of the executive officers of the Company. There have been no events under bankruptcy or insolvency laws, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

  Mr. Caporale joined the Company in July, 1997 as Senior Vice President, Chief Financial Officer and Treasurer. Before joining the Company, Mr. Caporale began his career at Coopers & Lybrand and served in various capacities in the insurance industry prior to joining the Minet group of companies in 1985. He occupied management positions at Minet, including Executive Vice President and Chief Financial Officer of Minet, Inc.

  Mr. Carney joined the company in September, 1997 as a Senior Vice President in connection with the acquisition of INTERRA and continues to serve as INTERRA's President and Chief Operating Officer. Prior to joining the Company, Mr. Carney held various executive positions with health care companies and founded INTERRA in 1993. From 1993 to 1997 Mr. Carney was Chairman, President and Chief Operating Officer of INTERRA.

Item 2. Properties

  The principal executive offices of the Company and its subsidiaries are located in 40,281 square feet of leased office space at 650 Town Center Drive, Costa Mesa, California. The lease on this facility was renewed for the period from October 1, 1995 through March 31, 2007, with a five-year option to extend. Additional offices are maintained in leased premises in Skokie, Illinois; Indianapolis, Indiana; Florham Park, New Jersey; Atlanta, Georgia; and Tulsa, Oklahoma.

Item 3. Legal Proceedings

  From time to time the Company is a party to legal proceedings incidental to its business, none of which individually or in the aggregate is considered by the Company to be material to its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the New York Stock Exchange under the symbol "CGE". The table below establishes the high and low sale prices for the Common Stock for the period from January 1, 1997 through December 31, 1998 (as reported on the
New York Stock Exchange). The last reported closing price of the Common Stock on the New York Stock Exchange on March 19, 1999, was $9 5/8.

     Quarter Ended                                               High     Low
     -------------                                             -------- --------
     March 31, 1997........................................... 10 3/16   9 7/16
     June 30, 1997............................................ 10 5/8    9
     September 30, 1997....................................... 11 7/8    9 3/4
     December 31, 1997........................................ 11 15/16 10
     March 31, 1998........................................... 12 15/16 10 7/8
     June 30, 1998............................................ 14 13/16 12
     September 30, 1998....................................... 12 1/2    8 7/8
     December 31, 1998........................................ 10 7/16   7 15/16

  As of March 19, 1999 there were 111 holders of record based on the records of the Company's transfer agent which does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company believes that as of March 12, 1999, there were approximately 2,000 holders of its Common Stock.

  On February 3, 1998, the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend to stockholders of record as of February 18, 1998. Certificates reflecting the stock split were issued February 27, 1998. Amounts presented have been retroactively adjusted to reflect the stock split. The Company paid quarterly cash dividends of $.03 per share in 1998, 1997 and 1996. The Company expects to generate adequate short-term and long-term cash flow from its operations to continue its dividend to shareholders in future periods. For information concerning limitations on dividends, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" as well as Note 10--"Stockholders' Equity" of Notes to Consolidated Financial Statements contained in this Form 10-K.

Item 6. Selected Financial Data

  The income statement data for each of the three years to the period ended December 31, 1998, and the balance sheet data at December 31, 1997 and 1998, are derived from the audited consolidated financial statements and notes thereto, which are included elsewhere in this report, and are qualified by reference to such financial statements and notes thereto. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                         Year Ended December 31,
                               ------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
                               (In thousands of dollars, except per share data)
Income Statement Data:
Revenues:
  Premiums earned(a).........  $111,435  $109,513  $ 89,332  $ 88,918  $ 86,507
  Commissions and fees(a)....    34,829    33,335    26,722    25,994    23,583
  Investment income including
   realized investment
   gains(a)..................    22,052    14,884     6,587     5,429     3,073
                               --------  --------  --------  --------  --------
    Total revenues...........  $168,316  $157,732  $122,641  $120,341  $113,163
                               ========  ========  ========  ========  ========
Income from continuing
 operations before income
 taxes(a)....................  $ 15,974  $ 14,574  $ 13,796  $ 14,188  $  9,117
                               ========  ========  ========  ========  ========
Net (loss) income............  $(13,382) $ 15,212  $ 15,020  $ 13,854  $  6,238
Change in unrealized
 investment gains, after tax.    (5,938)      261    (1,351)    9,848    (6,918)
                               --------  --------  --------  --------  --------
Comprehensive net (loss)
 income......................  $(19,320) $ 15,473  $ 13,669  $ 23,702  $   (680)
                               ========  ========  ========  ========  ========
Comprehensive net (loss)
 income per share............  $  (1.57) $   1.27  $   1.14  $   2.07  $    .06
                               ========  ========  ========  ========  ========
Cash dividends per share.....  $    .12  $    .12  $    .12  $    .10  $    --
                               ========  ========  ========  ========  ========
Balance Sheet Data:
  Total assets(b)............  $646,445  $343,248  $288,743  $249,872  $199,737
                               ========  ========  ========  ========  ========
  Notes payable(b)...........  $ 72,550  $ 32,500  $ 35,000  $ 35,000  $ 25,000
                               ========  ========  ========  ========  ========
  Stockholders' equity.......  $ 91,034  $117,590  $102,364  $ 88,061  $ 63,079
                               ========  ========  ========  ========  ========
Cash Flow Data:
  From operating activities..  $  8,517  $ 22,276  $ 27,794  $ 13,220  $ 16,469
  From investing activities..   (36,664)  (19,539)  (25,461)  (20,837)  (36,406)
  From financing activities..    32,814    (2,747)      634    11,280    21,588

--------
(a) Amounts have been reclassified to present the Company's property/casualty segment as discontinued operations.

(b) The increase in total assets and notes payable as of December 31, 1998 primarily reflects the acquisition of Seaboard Life Insurance Company
    (USA) and VASA North America, Inc. through additional borrowings under the Company's existing credit agreement. The fair value of assets acquired was $245.8 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Business Operations

  General

  During 1998, The Centris Group, Inc., (the "Company") made the decision to exit the property/casualty reinsurance market by offering its wholly owned subsidiary, USF RE INSURANCE COMPANY ("USF RE"), for sale. Accordingly, the Company discontinued its property/casualty segment and has segregated 1998 results between income from continuing operations and discontinued operations. Effective December 31, 1998 the Company adopted the provisions of SFAS No. 130, "Disclosures about Segments of an Enterprise and Related Information" and established three reportable segments (medical lines, specialty insurance and holding company). Information in this Management's Discussion and Analysis is presented for the Company's continuing reportable segments and its discontinued segment.

  Acquisitions

  On December 31, 1998, the Company acquired from Seaboard Life Insurance Company of Canada and its parent, Seaboard North American Holdings, Inc., a Canadian company that is owned by Eureko, B.V. of the Netherlands ("Eureko"), Seaboard Life Insurance Company (USA), an Indiana domiciled life insurance company ("Seaboard Life"), and its affiliate, VASA North America, Inc. and its subsidiaries. The principal subsidiaries of VASA North America, Inc. are VASA North Atlantic Insurance Company ("VNAIC"), an Indiana domiciled property/casualty insurance company , and VASA Brougher, Inc. ("VBI"), a managing general underwriter of medical stop-loss and group term life insurance coverages issued by Seaboard Life and VNAIC . Seaboard Life is licensed in 41 states and the District of Columbia and VNAIC is licensed in 36 states and the District of Columbia. Seaboard Life and VNAIC are referred to herein as the "Insurance Companies." The Insurance Companies both carry an "A- " (Excellent) rating from A.M. Best Company. The purchase did not include the individual life and annuity business of Seaboard Life which is being sold separately by the Sellers. Effective January 1, 1999, the Company will incorporate Seaboard Life and VNAIC operations into its medical lines segment.

  The preliminary purchase price paid by Centris for the VASA group was the estimated statutory book value of the Insurance Companies as of December 31, 1998, plus or minus certain adjustments or $42,681,784. Financing for the transaction was provided by Centris' principal lender, Fleet National Bank, which increased its Credit Agreement with Centris from $35,000,000 to $75,000,000. Centris pledged the stock of the Insurance Companies as additional security for the increased loan and has committed to pay down the loan balance to $50,000,000 by June 30, 1999. In accordance with the terms of the stock purchase agreement, an audit of the Insurance Companies as of December 31, 1998 was performed, and Centris has determined that the final purchase price for the acquired group is $36,613,134. Centris has made a claim with Eureko for a refund of the difference between the preliminary purchase price and the final purchase price and is waiting for payment from Eureko. The stock purchase agreement provides a mechanism for resolving any disputes with respect to the amount of the final purchase price.

  The Company is in the process of running off the existing VBI medical stop-loss and group term life business in exchange for a management fee from the sellers that was included within the purchase price, and Eureko is providing loss ratio protection for the in-force business being run-off by VBI so that the Insurance Companies will have neither an underwriting gain nor incur an underwriting loss on such business. Under the stock purchase agreement the Company has the right to renew the existing VBI in-force business and will be offering renewal quotations to all accounts in excess of 51 covered employee lives. The Company has made arrangements with an unrelated managing general underwriter to offer coverage to accounts with less than 51 lives and will receive a fee for all such business renewed by the unrelated managing general underwriter. Effective January 1, 1999, Seaboard Life and VNAIC began to reinsure the medical stop-loss and provider excess business, respectively, underwritten by USBenefits on behalf of Continental. USF RE ceased being the reinsurer of such business on a run-off basis as of December 31, 1998.

  In January, 1997, USBenefits acquired the operations of Global Excess Holdings, Inc. ("Global") a Michigan based managing general underwriter of medical stop-loss insurance that produced approximately $30 million of medical stop-loss premiums in 1996. The results of this operation were incorporated into the medical lines segment.

  In early September, 1997, the Company acquired INTERRA, an Indiana based company which manages and underwrites catastrophic accident and health risks nationally and internationally. INTERRA brings fee income and underwriting opportunities for the Company's risk assumption businesses in one of the fastest growing sectors of the industry--international accident and health insurance and reinsurance. INTERRA underwrites on behalf of an unaffiliated life insurance company and for its affiliate, Seaboard Life. Previously it had written business for USF RE. INTERRA also provides catastrophic claims management services to the Company and its subsidiaries. INTERRA's results are included in the medical lines segment.

  The Company continues to actively pursue accretive acquisition opportunities in complementary business lines.

  Continuing Operations

  The Company conducts continuing operations primarily in two segments:

  Medical lines includes (i) medical stop-loss and provider excess coverages underwritten by USBenefits Insurance Services, Inc. ("USBenefits") on behalf of The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies, (ii) catastrophic accident and health risks underwritten and managed nationally and internationally by INTERRA, Inc. ("INTERRA"), and (iii) reinsurance of 50% of such business by USF RE through December 31, 1998, at which time USF RE terminated its reinsurance of the medical lines business on a run-off basis. Effective January 1, 1999, Seaboard Life and VNAIC became reinsurers of the medical lines business with net retained liability under all medical stop-loss and provider excess contracts limited to 25%. In addition, USBenefits is the underwriting manager and marketing organization for medical lines coverages issued on behalf of Continental. Medical stop-loss coverage is a form of excess insurance that protects employers that self-fund their employee healthcare plans by capping their exposure from the risk of loss. Provider excess coverage limits the financial risks healthcare providers face from medical plans that prepay the providers fixed sums per plan participant (capitated fees) or provide specified rates for services. Medical lines products are marketed through a network of unaffiliated third party administrators, insurance agents, brokers and consultants.

  Substantially all commissions and fees and premiums earned from continuing operations for 1998, 1997 and 1996, respectively, arise from USBenefits' and USF RE's relationship with Continental and its affiliate.

  Specialty Lines insurance underwriting is conducted by the Company's subsidiary, USF Insurance Company ("USFIC") which is presently rated "A" (Excellent) by A.M. Best Company, a rating that it currently shares with USF RE, under an Intercompany Pooling Agreement that has been terminated effective as of January 1, 1999. A.M. Best Company has placed USFIC's and USF RE's rating under review pending final resolution of the announced sale of USF RE. There can be no assurance that USFIC will continue to be rated by A.M. Best Company following the disposition of USF RE or that if USFIC continues to be rated, that it will retain its current rating of "A".

  USFIC is domiciled in Pennsylvania but operates out of its administrative offices in Florham Park, NJ. It is eligible to offer surplus lines coverage in 34 states, the District of Columbia and the U.S. Virgin Islands. In addition, USFIC holds admitted licenses in Pennsylvania, New York and Florida. USFIC writes both standard and surplus lines insurance on commercial and personal property/casualty risks which are marketed exclusively through managing general agents, general agents and program administrators. In 1999 USFIC will change its focus to include writing specialty risks for medically related lines of business where it can leverage existing relationships and opportunities through US Benefits and INTERRA.

 Results of Operations

  Consolidated Results

  The table below presents certain consolidated financial information regarding the Company's operations.

                                            Year Ended December 31,
                                    -------------------------------------------
                                      1998    Change    1997   Change    1996
                                    --------  ------  -------- ------  --------
                                             (dollars in thousands)
Revenues:
  Premiums earned.................. $111,435     2 %  $109,513   23 %  $ 89,332
  Commissions and fees.............   34,829     4 %    33,335   25 %    26,722
  Net investment income............    5,284    13 %     4,671    5 %     4,461
  Net realized investment gains....   16,768    64 %    10,213  380 %     2,126
                                    --------   ---    --------  ---    --------
    Total revenues................. $168,316     7 %  $157,732   29 %  $122,641
                                    --------          --------         --------
Expenses:
  Insurance expenses...............  132,224     7 %   123,587   35 %    91,458
  General and administrative.......   17,967     4 %    17,198   16 %    14,777
  Interest expense.................    2,151    (9)%     2,373   (9)%     2,610
                                    --------   ---    --------  ---    --------
    Total expenses.................  152,342     6 %   143,158   32 %   108,845
                                    --------          --------         --------
Income from continuing operations
 before income taxes...............   15,974    10 %    14,574    6 %    13,796
Income tax expense.................    6,088    16 %     5,245   43 %     3,673
                                    --------          --------         --------
Income from continuing operations..    9,886     6 %     9,329   (8)%    10,123
Discontinued operations:
  Income (loss) from operations of
   property/casualty segment, less
   applicable tax benefit of
   $(3,311) in 1998 and tax
   expenses of $1,538 in 1997 and
   $1,469 in 1996..................   (3,647)   --       5,883   20 %     4,897
Loss on disposal of
 property/casualty segment, less
 applicable income tax benefit of
 $(1,356)..........................  (19,621)   --         --    --         --
                                    --------   ---    --------  ---    --------
Net (loss) income.................. $(13,382)   --    $ 15,212    1 %  $ 15,020
                                    ========   ===    ========  ===    ========

  Increases in premiums earned and commissions and fees in 1998 as compared to 1997 were attributable to modest growth in the medical lines segment. In 1998, the Company was more selective in its' underwriting of medical stop loss as rating actions adopted in late 1997 took effect. These actions, which resulted in a 2% decrease in medical stop loss premium volume, included a focus on larger groups where there is more predictability and better opportunities to write profitable business, increased selectivity in those areas of the country where managed care is not firmly established and a reduction in the amount of business written through producers whose book of business has been less profitable. Provider excess premium volume, which represents 12% of the medical lines book, advanced 35% in 1998 over 1997 through a combination of increased group size and increased penetration into this market. Revenue changes between 1997 and 1996 primarily reflect additional medical stop-loss business from the 1997 acquisition of Global Excess Re combined with increased production of provider excess.

  Returns on invested assets are an integral element of results from operations. Underwriting cash flows, which consist of premiums collected over losses and expenses paid, and investment cash flows, which consist of income from existing investments and proceeds from sales and maturities of investments, provide the funds used to build the investment portfolio. The portfolio is managed based upon Company guidelines which incorporate a variety of factors including the relationship of invested assets to liabilities, total return, business needs, regulatory requirements and tax considerations. Increases in net investment income result from higher levels of invested assets and the increasingly higher concentration of these assets in higher yielding fixed income securities as opposed to equity securities and short term investments. Increases in realized gains between years are generally a result of continuous evaluation of the investment portfolio to enhance and maintain yields and total return consistent with the Company's investment guidelines. Increases in realized gains in 1998 as compared to prior periods include the effect of positioning the USF RE subsidiary for sale by decreasing its exposure to market risk.

  Insurance expenses are comprised of losses and loss adjustment expenses incurred and policy acquisition expenses. Insurance and reinsurance companies establish reserves for losses incurred, but not yet paid, in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business which requires the use of informed judgments and estimates. Loss and loss adjustment expense reserve development is reviewed on a regular basis, incorporating analysis of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. As additional experience and other data becomes available, the Company's actuarial estimates may be revised. Such revisions may impact earnings. Policy acquisition expenses vary on the basis of market conditions and mix of business. See segment disclosures contained herein for additional discussion of insurance expenses.

  General and administrative (G&A) expenses related to continuing operations remained at 11% of revenues in 1998 and 1997, reflecting the Company's continuous focus on managing its expense as it incorporates acquired companies into its business mix. Higher levels of general and administrative expenses in 1997 as compared to 1996 reflect the acquisitions of Global Excess Holdings, Inc. and INTERRA which were completed in the 1997 period.

  Income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income and the proportion of total income subject to state income taxes. Fluctuations in effective income tax rates between the periods presented primarily result from the tax effect of acquired companies and utilization of tax benefits and changes in valuation allowances which were available in prior periods. Tax benefits arising from the loss on disposal of discontinued operations are limited due to the effect of loss disallowance rules applicable to the divestiture of USF RE which takes the form of a sale of stock.

  Net income from continuing operations for 1998 as compared to prior periods reflects a higher level of realized gains and growth of the provider excess component of the medical lines segment offset by increases in the Company's insurance expenses, primarily losses and loss adjustment expenses. Net income from continuing operations in 1997 as compared to 1996 is primarily the result of 1997 acquisitions and growth in the provider excess line offset by increases in medical lines reserves.

  Net income for the 1998 period (as compared to the 1997 period) incorporates the effect of discontinuing the Company's property/casualty segment which includes a loss on disposal of $19,621,000 net of available tax benefits and includes losses from operations of the segment of $3,647,000 caused by catastrophes occurring in the 1998 period. Net income in 1997 as compared to 1996 includes the impact of increases in reserves in the medical lines segment in the third quarter of 1997 and favorable underwriting results in the property/casualty segment.

  Discontinued Operations

  During 1998, the Company made the decision to exit the property/casualty reinsurance market by offering its wholly owned subsidiary, USF RE INSURANCE COMPANY ("USF RE"), for sale. Accordingly, the Company discontinued its property/casualty segment and has segregated 1998 results between income from continuing operations and discontinued operations. The Company, through USF RE, entered the property/casualty reinsurance market in 1987. Since that time the property/casualty segment experienced significant growth. In recent years, however, it has become increasingly difficult to compete in the property/casualty reinsurance arena as other market participants grow ever larger and the business has begun to resemble a commodity financial product with significant exposures to natural catastrophic events. In 1998, the Company concluded that its capital can be deployed more efficiently by focusing on the medical lines business, where it is a market leader. Accordingly, the Company discontinued its property/casualty segment effective December 31, 1998.

  The Company has signed a Letter of Intent with Folksamerica Holding Company, Inc. for the sale of USF RE for $92,500,000. The consideration is expected to be $71,750,000 in cash and an adjustable subordinated 5 year note for $20,750,000. The note, which accrues interest at the U.S. Treasury Note rate plus 50 basis points, is adjustable downward based on adverse loss development of the Company's reinsurance reserves at December 31, 1998. It is management's expectation and intention to negotiate a definitive agreement for the sale of USF RE to Folksamerica. In the event that the sale is not consummated the reinsurance subsidiary will be put in run-off. Financial information pertaining to the discontinued operations assumes a sale of USF RE under terms outlined herein.

 Business Segments

  The following tables present pre-tax operating information by continuing business segment and holding company operations (including realized gains) for the years ended December 31, 1998, 1997 and 1996.

  Medical Lines

                                              Year Ended December 31,
                                       ----------------------------------------
                                        1998   Change    1997   Change   1996
                                       ------- ------  -------- ------  -------
                                               (dollars in thousands)
Gross premiums written................ 105,116    1 %  $103,673   23 %  $84,179
Net premiums written.................. 105,116    2 %   103,479   23 %   84,179
Revenues:
  Premiums earned..................... 105,116    2 %   103,479   23 %   84,179
  Commissions and fees................  34,829    4 %    33,335   25 %   26,722
  Net investment income...............   4,002   11 %     3,605    9 %    3,312
                                       -------  ---    --------  ---    -------
    Total revenues.................... 143,947    3 %   140,419   23 %  114,213
                                       -------  ---    --------  ---    -------
Expenses:
  Losses and loss adjustment..........  90,622    9 %    82,760   42 %   58,095
  Policy acquisition..................  35,489    1 %    35,003   23 %   28,526
  General and administrative..........  13,970    5 %    13,328   32 %   10,111
                                       -------  ---    --------  ---    -------
    Total expenses.................... 140,081    7 %   131,091   36 %   96,732
                                       -------  ---    --------  ---    -------
Income before income taxes............ $ 3,866  (59)%  $  9,328  (47)%  $17,481
                                       =======  ===    ========  ===    =======

  Increases in premiums earned in 1998 over 1997 were modest as the medical stop loss premium volume was off 2% as a result of pricing and underwriting actions taken in late 1997 to support the underwriting profitability of this line of business. These actions included a focus on larger groups where there is more predictability and better opportunities to write profitable business, specific rating actions in those parts of the country where managed care is not firmly established and a reduction of business from producers whose book of business has been less profitable. Offsetting the medical stop loss result, provider excess premium volume was up 35% over the prior year and now represents 12% of total medical lines premium volume. Increases in commissions and fees at a rate in excess of premium growth results from Interra's operations which produces fee income without the corresponding risk premium. Increases in revenues for 1997 as compared to 1996 are primarily due to additional medical stop-loss business from the acquisition of Global in January 1997 combined with the growth of the provider excess line.

  The medical lines segment is subject to fluctuations in the cost of health care services, changes in the frequency of services provided to the covered population and the expansion of routine medical services applicable to prescribed procedures which are normal and recurring aspects inherent in the estimation of accident and health reserves. Calendar year results of the medical lines segment reflects various policy years at different stages of completion for each line of business included in the segment. The respective policy years become complete 15 to 18 months after policy inception. Each policy year is subject to differing market conditions and varying claim development patterns. Additionally, in recent years competition in the medical lines segment has constrained the ability to increase premium rate levels commensurate with increases in health care costs. Each calendar year will be affected by such normal, recurring elements that cause fluctuations in the ordinary course of business. In the 1998 period, increases in estimated losses and LAE for claims arise from the 1997 medical stop-loss policy year and the run-off of a book of business acquired in the Global transaction in 1997. Medical lines reserves pertaining to business written through December 31, 1998, of $34.6 million, are included in the expected sale of USF RE to Folksamerica. In conjunction with the sale, the Company expects to purchase a $5 million cover on its medical lines reserves which, when combined with 1998 USF RE medical lines reserve increases of $11.1 million result in an expectation that future periods will not be impacted by prior period loss reserve development.

  The change in medical lines pre-tax income between the 1997 and 1996 periods primarily reflects third quarter 1997 additions of $8 million to medical lines reserves resulting from the Company's continuous review of its reserves, which indicated increases in the severity and frequency of specific and aggregate claims in the second half of 1996 and the first half of 1997.

  Policy acquisition expenses vary due to the level of production activity, mix of business and market conditions. Policy acquisition costs include producer commissions and bonuses, unallocated loss adjustment expenses and fees under the Company's contracts with Continental. The Company added a loss ratio modifier to its producer bonus arrangement in 1998, which combined with the other pricing actions described, had the effect of moderating the growth of policy acquisition costs in 1998. Increases in general and administrative expenses in 1998 primarily result from including Interra's activities for a full year. Increases in general and administrative expenses in 1997 over 1996 related to the acquired Global operations.

  Specialty Lines

                                              Year Ended December 31,
                                       ---------------------------------------
                                        1998   Change   1997   Change   1996
                                       ------- ------  ------- ------  -------
                                              (dollars in thousands)
Gross premiums written................ $28,314  105 %  $13,791   36 %  $10,128
Net premiums written..................   4,797  (28)%    6,663   27 %    5,229
                                       =======  ===    =======  ===    =======
Revenues:
  Premiums earned.....................   6,319    5 %    6,034   17 %    5,153
  Commissions and fees................     --   --  %      --   --         --
  Net investment income...............   1,182   18 %    1,004   (8)%    1,091
                                       -------         -------         -------
    Total revenues....................   7,501    7 %    7,038   13 %    6,244
                                       -------  ---    -------  ---    -------
Expenses:
  Losses and loss adjustment..........   4,887    1 %    4,830   15 %    4,199
  Policy acquisition..................   1,226   23 %      994   56 %      638
  General and administrative..........     807  (29)%    1,129  (47)%    2,111
                                       -------  ---    -------  ---    -------
    Total expenses....................   6,920   (1)%    6,953  --       6,948
                                       -------  ---    -------  ---    -------
Income before income taxes............ $   581  --     $    85  --     $  (704)
                                       =======  ===    =======  ===    =======

  In the specialty lines segment, revenue growth in 1998 was achieved as a result of a redirection in the Company's operations. In late 1997 USFIC, a wholly owned subsidiary of the Company, began to focus on program opportunities as well as the exclusive use of managing general agents to produce business. Part of this strategy is to also act as a policy issuing carrier earning non risk exposed fee income to balance the risks assumed on the balance of the business.

  In mid 1998 the infrastructure that was in place to directly service and produce USFIC's business was transferred to a national brokerage firm. This new entity was appointed an exclusive managing general agent and it continues to renew and write new business on behalf of USFIC.

  As a result of these changes, the specialty lines segment produced pre tax income of $581,000 in 1998. In 1999 USFIC will expand its focus to include writing specialty risks for medically related lines of business where it can leverage existing relationships and opportunities through USBenefits and INTERRA.

  Retrocessions

  The Company evaluates the financial condition of potential retrocessionaires to determine whether to cede premium to such companies. Retrocession agreements are placed with unaffiliated companies which management believes are financially secure and experienced in this type of business. Reinsurance recoverables are monitored continually, and retrocessionaires who are not qualified in the states of domicile of the Company's insurance carriers are required to post security in the amount of their estimated liability.

  Holding Company

                                                 Year Ended December 31,
                                          ---------------------------------------
                                           1998   Change   1997   Change   1996
                                          ------- ------  ------- ------  -------
                                                 (dollars in thousands)
Revenues:
  Investment income...................... $   100   61 %  $    62    7 %  $    58
  Net realized investment gains..........  16,768   64 %   10,213  380 %    2,126
                                          -------  ---    -------  ---    -------
    Total revenues.......................  16,868   64 %   10,275  370 %    2,184
                                          -------  ---    -------  ---    -------
Expenses:
  General and administrative.............   3,190   16 %    2,741    7 %    2,555
  Interest...............................   2,151   (9)%    2,373   (9)%    2,610
                                          -------  ---    -------  ---    -------
    Total expenses.......................   5,341    4 %    5,114   (1)%    5,165
                                          -------  ---    -------  ---    -------
Income (loss) before income taxes........ $11,527  123 %  $ 5,161  --     $(2,981)
                                          =======  ===    =======  ===    =======

  In 1998, the Company decreased its exposure to bond market fluctuations resulting in higher levels of realized gains in its fixed income portfolio. Realized gains in 1997 were due to the Company lessening its exposure to stock market volatility resulting in $10,213,000 in pre-tax gains primarily from its equity portfolio. Interest expense declined in 1998 and 1997 as the Company made principal payments on its outstanding bank loan. Interest expense will increase in 1999 due to the purchase of the VASA group which was funded by an increase in the Company's Credit Agreement with Fleet National Bank.

 Accounting Policies

  See "Note 1" to the Company's Consolidated Financial Statements appearing elsewhere in this Form 10-K for information regarding significant accounting policies.

 Inflation

  The healthcare marketplace has long been subject to the effects of increases in costs of services. Inflation can also negatively impact insurance and reinsurance operations by causing higher claims settlements than may have originally been estimated, while not necessarily allowing an immediate increase in premiums to a level necessary to maintain profit margins. Historically the Company has made no explicit provisions for inflation, but trends are considered when setting underwriting terms and claim reserves. Inflation also affects interest rates, which in turn affect investment income and the market value of the Company's investment portfolio.

 Liquidity and Capital Resources

  The Company utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants, as well as to meet operating costs. Primary sources of cash from operations include premium collections, commissions and fees and investment income. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under reinsurance and insurance contracts, and operating expenses such as salaries, commissions, taxes and general overhead. The Company secured a $25,000,000 bank loan in December 1994 which was increased to $75,000,000 by December 1998. Of this amount, the Company contributed $30,500,000 million to the surplus of its insurance group prior to 1997 to support additional growth and borrowed $42,700,000 for the purchase of Seaboard Life and the VNA companies in 1998. At December 31,1998, $72,550,000 was outstanding under the bank loan. The Company is required to pay down the loan to $47,550,000 by June 30, 1999. Proceeds from the expected sale of USF RE, or an extraordinary dividend from USF RE in the event of a runoff scenario, will be used to meet this obligation. The Credit Agreement with the Company's lender contains certain covenants, restrictions and dividend payment limitations and call provisions in the event of non-compliance. The Company notified its lender, Fleet National Bank, that it would not meet one of its debt covenants related to the surplus level of Seaboard Life and VNAIC. The covenant was based on best estimates of the surplus of these companies when it was adopted in November, 1998. An audit of these companies, as required by the Stock Purchase Agreement to determine the purchase price, revealed that statutory surplus was less than expected in the covenant calculation. The Company expects to increase the surplus of Seaboard Life by a capital contribution in the first quarter of 1999 to cure this item and has received a waiver from Fleet National Bank for this item as of December 31, 1998. The Company also notified its lender that it is in non-compliance with one of its debt covenants related to the maintenance of a minimum level of stockholders' equity of the Company. The charge of $19,621,000 taken by the Company in connection with discontinuing the property/casualty segment through the expected sale of USF RE, caused the Company's equity to drop below $100,000,000. The Company believes that its 1999 operating results will be adequate to cure this item and has been informed that it will receive a waiver for this item upon completion of the definitive agreement for the sale of USF RE. In the event that the Company's actual results are below 1999 estimates, it has the option of paying down the debt utilizing the remaining expected free cash of $45,000,000 from the sale of USF RE and/or renegotiating this individual covenant. In the event that Company expectations to cure non-compliance with this covenant are not met, Fleet National Bank retains the option to call the note as prescribed in the Credit Agreement. The Company has received no indication that Fleet National Bank intends to call the debt. The Company was otherwise in compliance with its debt covenants at December 31, 1998. See Footnote 8 to the Company's Consolidated Financial Statements appearing elsewhere in this Form 10-K for additional discussion.

  The Company anticipates that it will continue to generate sufficient cash flow from operations to cover its short-term (1-18 months) and long-term (18 months to 3 years) liquidity needs. While the Company currently has no immediate plans for significant capital outlays, from time to time it contemplates acquisition opportunities that complement its business operations. The sale of USF RE is expected to generate free cash of approximately $45,000,000 after expenses and the required pay down of the Company's debt noted above.

  During 1998, the investment portfolio grew by 6% prior to the acquisition of the Seaboard Life and VNA companies on December 31, 1998 as a result of operating cash flows. The acquisition of Seaboard Life and VNAIC added $55,893,000 to the invested assets of the Company. The portfolio currently reflects an allocation of approximately 96% in fixed income investments, both taxable and tax preferenced, with an "AA" average fixed income portfolio rating, and 4% in equities. All such securities are carried at quoted market values at the latest balance sheet date. The portfolio does not contain any real estate investments, derivatives, high yield bonds, private placements or mortgage loans. Assets held for resale include fixed income securities and mortgage loans.

These assets support the reserves of Seaboard Life's individual life and annuity business. Such business is in the process of being reinsured on a 100% indemnity basis and will not be part of the Company's operations.

  USF RE, USFIC, Seaboard Life and VNAIC are restricted in the annual amount of dividends which they may pay to the Company without receiving prior approval from the Commissioner of Insurance in the respective state of domicile. During 1999, the amount which may be paid without such prior approval by Seaboard Life, VNAIC and USFIC is $5,709,000. In the event that USF RE is not sold an additional $9,365,000 is available for dividend purposes. Since the Company's inception, it has not received any dividends from any of its insurance company subsidiaries.

  Application of the National Association of Insurance Commissioners ("NAIC") risk-based capital ("RBC") requirements for property and casualty and life insurance entities indicates that the Company's insurance company subsidiaries substantially exceed the capital level required under the RBC requirements.

  Each of the Company's insurance company subsidiaries experienced unusual values in the NAIC insurance regulatory information system ("IRIS") tests. Generally, unusual values on two or more of the tests require an insurance company to report to the NAIC its plans to rectify the situation. USFIC had three unusual values on tests that measured surplus aid to surplus, two year overall operating ratio and one year reserve development to surplus. Over the last two years USFIC has been negatively impacted by medical lines underwriting results, which it assumes from USF RE as part of the intercompany pooling arrangement between the two insurers. With effect from January 1, 1999, that agreement has been cancelled and management expects the two year operating ratio and one year reserve development tests to return to more normal results. Seaboard Life experienced 6 out of 13 unusual results on its IRIS tests all but two related to surplus levels. Seaboard Life's operating results under its previous owner produced a net loss for the 1998 year so these unusual values were not unexpected. The Company expects to increase Seaboard's surplus during the first quarter of 1999. Such action, combined with returning Seaboard to profitability, is expected to return these test results to more usual values.

 Year 2000

  As the year 2000 approaches, the Company recognizes the need to ensure that its operations will not be adversely affected by year 2000 computer software and hardware issues. Such issues pertain to date sensitive software and hardware which could incorrectly recognize a two digit date field. This could result in a system miscalculation or failure and lead to a disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, make claims or other payments or engage in similar activities.

  The Company has a formal plan in place to evaluate and implement solutions to year 2000 related problems which focuses on eight separate compliance issues: (i) the ability of the Company's systems to handle the transition to the Year 2000; (ii) the ability of the Company's customers and business partners to handle the transition to the Year 2000; (iii) the ability of the Company's vendors and service providers to handle the transition to the Year 2000; (iv) the Company's disclosure of its Year 2000 compliance efforts to investors and regulators; (v) the Company's potential exposure to losses from Year 2000 claims under its reinsurance contracts and insurance policies; (vi) the Company's ability to secure and maintain insurance coverages protecting the Company against Year 2000 losses; (vii) budget and resource issues; and
(viii) development and implementation of a Contingency Plan.

  The evaluation phase of the plan, which was completed in December 1997, included an analysis of the Company's software and hardware systems, identification of hardware which needed to be upgraded or replaced, identification of software enhancements required to address year 2000 issues and identification of those customers, business partners, vendors and service providers that could have an impact on the Company's operations in the event that their systems were not year 2000 compliant. The Company's significant operational and financial software systems are provided by third party vendors who the Company has confirmed have also been focusing on addressing year 2000 issues. During 1998, the Company has implemented and tested year 2000 compliant systems for its corporate financial reporting system, its treaty reinsurance business, its facultative reinsurance operations and its medical lines operations. The Company believes that all of its internal systems have reached a state of year 2000 readiness and expects to continue testing its systems during 1999.

  The Company has solicited its trading partners including agents and brokers, suppliers, financial institutions and others who could directly or indirectly affect the Company's operations as to their year 2000 compliance efforts. Presently, these trading partners are in various stages of completion of their own year 2000 remediation efforts. The third party vendors providing the Company's significant operational and financial software systems have represented to the Company that the software now in use is Year 2000 Compliant. The Company will continue to monitor the Year 2000 readiness of its own systems, as well as the readiness of its customers, business partners, vendors and service providers on an ongoing basis. It is presently not possible to quantify the aggregate cost to the Company with respect to external year 2000 issues, if any, although the Company does not expect such matters to have a material adverse effect on its operations.

  As the Company continues to monitor the status of external year 2000 issues, it expects to develop contingency plans for issues that may arise. In support of this objective, the Company has developed a worst case scenario relating to Year 2000 issues. This scenario indicates that Year 2000 risks relate to the Company's relationships with its trading partners where issues such as telephone availability, fax services and telecommunications including internet service usage could cause the Company to revise its business practices in the event of the non availability of such common services. The Company is presently developing alternative methods to conducting its business in the event that a worst case scenario or element thereof was to occur. This scenario considers it unlikely that all external trading relationships would become useless simultaneously. Therefore, the Company's contingency plan is based upon alternatives to the specific loss of up to two of the identified worst case items described. The Company intends to continue testing elements of its contingency plan throughout 1999.

  In the event that the Company's systems do not function as expected and the Company has to implement its contingency plan, the Company does not believe there will be a material impact on the Company's operations. Critical operational tasks which could be negatively impacted include: insured name clearance, quote issuance, binder issuance, policy contract issuance, claims processing, generation of management reports, accounting, and communications with clients. Critical operational task data currently being produced is backed-up daily and stored at an off-site facility and will be available for processing by either an outside third party vendor or by the Company on a manual basis or on off-the-shelf software which could be readily purchased.

  The Company is developing contingency plans for its primary operating units and critical computer operations to address issues that may arise due to an inability of the Company's systems or the systems of one or more of its business partners, to process data into the 21st century. Strategies have been developed to include identification of and management of resources which can be operated in reduced or minimal modes, appropriate recovery processes and use of alternate methods to process data. For example, insured name clearance can be accomplished using copies of data currently being compiled and stored off-premises, quote issuance can be performed manually, and binder issuance and policy issuance can also be performed manually, so long as the Company has access to photocopy systems and can maintain a log, either via spreadsheet or manual listing. If necessary, claims could be processed and paid manually and the data could be input into its systems once any problems are resolved. Premiums, commissions, and other financial data could be processed on a spreadsheet and checks typed on a manual basis. Alternatively, record keeping could be kept in spreadsheet format, and the Company may rely on the systems of one or more of its affiliated companies to perform some of the functions affected.

  As mentioned, the Company is working to make certain that its business partners are aware of the potential risks and that they are taking steps to make certain their systems are Year 2000 compliant. In the event a vendor, supplier or service provider cannot certify or establish Year 2000 compliance status to the Company by October 1, 1999, the Company will contract with alternative sources for products and services. Further, the failure of one of the Company's business partners to achieve compliance, or a finding that its systems do not function as expected, may have an impact on the Company. The Company has communicated with its business partners to determine their extent of compliance and has learned that a variety of operating systems are being used by them. The Company believes that it is unlikely that the failure of one operating system to perform as expected will affect a significant portion of its business partners at any one time.

  The Company has also taken steps to ensure that it will have adequate insurance coverages for any year 2000 losses that it may incur by monitoring its coverages to ensure that there are no year 2000 restrictions or limitations on its policies, renewing its D&O and E&O coverages early without any limitations pertaining to year 2000, and by obtaining multi-year contracts that will extend beyond the year 2000 to ensure that its coverages are not restricted or canceled during 1999. In addition, it is the Company's intention to renew all of its other principal coverages to ensure that such coverages also do not contain year 2000 restrictions.

  The Company's vendor provided software systems were scheduled for replacement between 1996 and 1998 as the legacy systems previously operated could no longer support the Company's growing business. Year 2000 compliance was a consideration in each system replacement made by the Company. Specific remediation costs for hardware and software year 2000 issues have been less that $100,000. Such cost of the year 2000 remediation plan is not considered material to the Company's financial position.

 Forward Looking Statements

  Some of the statements included within this Annual Report on Form 10-K, including but not limited to Management's Discussion and Analysis of Financial Condition and Results of Operations, Condensed Consolidated Financial Statements and related notes thereto, which are not historical facts may be considered to be forward looking statements within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and therefore are subject to certain risks and uncertainties which could cause the actual results to differ materially from those suggested by such statements. Such risks and uncertainties include, but are not limited to the following: catastrophic losses or a material aggregation of such losses in the Company's insurance lines; changes in federal or state law affecting an employer's ability to self-insure or other adverse regulatory changes; the adequacy of the Company's reinsurance program; general economic conditions in this country or abroad; adverse developments in the securities markets and their impact on the Company's investment portfolio; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; failure of the company's computer systems to perform in an appropriate manner following year 2000 remediation efforts; failure of the company's trading partners, customer or key vendors to make their computer systems year 2000 compliant in a timely manner; and other risks which are described from time to time in the company's filings with the Securities and Exchange Commission. The words "believes", "anticipates", "expects" and similar expressions are intended to identify forward looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk of Financial Instruments

  The Company's principal assets and liabilities are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. The primary market risk exposures is interest rate risk on short-term, medium-term and long-term fixed rate instruments. The Company has no foreign currency exchange rate risk.

  . The Company generally selects investment assets with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related insurance and contractholder liabilities. The Company selects medium-term, fixed rate investments to support interest-sensitive and experience-rated life and health liabilities subject to liquidity requirements, shorter- and longer-term investments to support generally shorter- and longer-term property and casualty and other life and health claim liabilities, and longer-term investments to support generally longer-term fully guaranteed products, primarily annuities.

  Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance contract liabilities and reinsurance recoverables on unpaid losses are not included in the hypothetical effects.

  The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 1998.

  . An approximate $5 million net decrease in the fair value of financial instruments would have occurred if interest rates had increased by 100 basis points. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

  . An approximate $1 million decrease in the fair value of equity securities would have occurred if there had been a 10% decrease in the market prices of all equity securities.

Item 8. Financial Statements and Supplementary Data

  The Company's consolidated financial statements and notes thereto, and supplementary data are filed as a part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information regarding directors and executive officers of the Registrant as required by Items 401 and 405 of Regulation S-K is set forth in Part I of this Form 10-K under the caption "EXECUTIVE OFFICERS OF THE COMPANY" and under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders scheduled to be held on May 12, 1999, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998 (the "Proxy Statement"), and is hereby incorporated by this reference.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-k

  (a) 1. Financial Statements:

    See Index to Financial Statements on page F-1.

  2. Financial Statement Schedules:

    See Index to Financial Statement Schedules on page F-1.

  All other schedules to the Consolidated Financial Statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

  3. The following is a list of exhibits required to be filed as part of this Form 10-K by Item 601 of Regulation S-K:

 3.1, 4.1 The Company's Restated Certificate of Incorporation, as amended, as presently in effect. Filed as Exhibits 3.1 and 4.1 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1997
           (the "1997 Form 10-K"), and incorporated herein by this reference.

 3.2, 4.2 Amended and Restated Bylaws of the Company, as presently in effect.
           Filed as Exhibits 3.2 and 4.2 to the Company's 1997 Form 10-K, and incorporated herein by this reference.

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

 9        Not applicable.

 10       Material Contracts.
 10.1     Agreement of Employment between the Company and David L. Cargile effective as of November 1, 1996, including relocation loan arrangement and Amendment No. 1 thereto, filed as Exhibit 10.4(i)
           to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1995 (the "1995 Form 10-K"), and filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1996 (the "1996 Form 10-K"); and Amendment No. 2
           thereto, filed as Exhibit 10.1(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 ("March 1998 Form
           10-Q"), and incorporated herein by this reference.

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

 10.5(i)     Severance Agreement dated May 24, 1994 between the Company and
              David L. Cargile. Filed as Exhibit 10.3 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1994
              (the "June 1994 Form 10-Q"), and incorporated herein by this reference; and Amendment No. 1 to the Severance Agreement dated
              December 4, 1996, filed as Exhibit 10.5(vii) to the Company's
              1996 Form 10-K, and incorporated herein by this reference; and
              Amendment No. 2 to the Severance Agreement dated August 29, 1997, filed as Exhibit 10.5(ii) to the Company's 1997 Form 10-K.

 10.5(ii)*   Amendment No. 3 dated December 30, 1998 to the Severance Agreement between the Company and David L. Cargile.

 10.5(iii)   Severance Agreement dated May 24, 1994 between the Company and
              Howard S. Singer. Filed as Exhibit 10.2 to the Company's June
              1994 Form 10-Q, and incorporated herein by this reference; and
              Amendment No. 1 to the Severance Agreement dated December 4,
              1996, filed as Exhibit 10.4(viii) to the Company's 1996 Form 10-
              K, and incorporated herein by this reference; and Amendment No. 2 to the Severance Agreement dated August 29, 1997, filed as
              Exhibit 10.5(iv) to the Company's 1997 Form 10-K, and
              incorporated herein by this reference.

 10.5(iv)*   Amendment No. 3 dated December 30, 1998 to the Severance Agreement between the Company and Howard S. Singer.

 10.5(v)     Severance Agreement dated May 24, 1994 between the Company and
              John T. Grush. Filed as Exhibit 10.4 to the Company's June 1994
              Form 10-Q, and incorporated herein by this reference; and
              Amendment No. 1 to the Severance Agreement dated December 4,
              1996, filed as Exhibit 10.5(ix) to the Company's 1996 Form 10-K, and incorporated herein by this reference; and Amendment No. 2 to the Severance Agreement dated August 29, 1997, filed as
              Exhibit 10.5(vi) to the Company's 1997 Form 10-K, and
              incorporated herein by this reference.

 10.5(vi)*   Amendment No. 3 dated December 30, 1998 to the Severance Agreement between the Company and John T. Grush.

 10.5(vii)   Severance Agreement dated May 24, 1994 between the Company and
              Craig J. Kelbel. Filed as Exhibit 10.14(v) to the Company's 1995
              Form 10-K, and incorporated herein by this reference; and
              Amendment No. 1 to the Severance Agreement dated December 4,
              1996, filed as Exhibit 10.5(x) to the Company's 1996 Form 10-K, and incorporated herein by this reference; and Amendment No. 2 to the Severance Agreement dated August 29, 1997, filed as
              Exhibit 10.5(viia) to the Company's 1997 Form 10-K, and
              incorporated herein by this reference.

 10.5(viii)* Amendment No. 3 dated December 30, 1998 to the Severance Agreement between the Company and Craig T. Kelbel.

 10.5(ix)    Severance Agreement dated May 24, 1994 between the Company and
              Jose A. Velasco. Filed as Exhibit 10.6 to the Company's June 1994
              Form 10-Q, and incorporated herein by this reference; and
              Amendment No. 1 to the Severance Agreement dated December 4,
              1996, filed as Exhibit 10.5(xii) to the Company's 1996 Form 10-K, and incorporated herein by this reference; and Amendment No. 2 to the Severance Agreement dated August 29, 1997, filed as
              Exhibit 10.5(ix) to the Company's 1997 Form 10-K, and
              incorporated herein by this reference.

 10.5(x)*    Amendment No. 3 dated December 30, 1998 to the Severance Agreement between the Company and Jose A. Velasco.


 10.5(xi)   Severance Agreement dated July 23, 1997 between the Company and
             Charles M. Caporale. Filed as Exhibit 10.3 to the Company's
             September 1997 Form 10-Q, and incorporated herein by this
             reference.

 10.5(xii)* Amendment No. 1 dated December 30, 1998 to the Severance Agreement between the Company and Charles M. Caporale.

 10.5(xiii) Severance Agreement dated September 7, 1997 between the Company and
             Mark A. Carney. Filed as Exhibit 10.2 to the Company's September
             1997 Form 10-Q, and incorporated herein by this reference.

 10.5(xiv)* Amendment No. 1 dated December 30, 1998 to the Severance Agreement between the Company and Mark A. Carney.

 10.5(xv)   Severance Agreement dated December 4, 1996 between the Company and
             Edward D. Jones, III; and Amendment No. 1 to the Severance
             Agreement dated August 29, 1997. Filed as Exhibit 10.5(xii) to the
             Company's 1997 Form 10-K, and incorporated hereby this reference;
             and Amendment No. 2 to the Severance Agreement dated March 1,
             1998, filed as Exhibit 10.5(xiii) to the Company's March 1998 Form
             10-Q, and incorporated herein by this reference.

 10.5(xvi)* Amendment No. 3 dated December 30, 1998 to the Severance Agreement between the Company and Edward D. Jones, III.

 10.6       Lease Agreement dated May 28, 1985 between Center Tower Associates and US Benefits, Inc. Filed as Exhibit 10.13 to the Company's Form
             S-1 Registration Statement declared effective by the Securities and Exchange Commission ("Commission") on October 31, 1986, and incorporated herein by this reference; and First Amendment dated
             November 24, 1986 between Center Tower Associates and the Company as assignee of US Benefits, Inc., filed as Exhibit 10.26 to the Company's Form S-2 Registration Statement declared effective by the Commission on December 4, 1991 (the "S-2 Registration
             Statement"), and incorporated herein by this reference; and Second
             Amendment dated July 8, 1992, filed as Exhibit 10.17 to the
             Company's Annual Report on Form 10-K for the year ended December
             31, 1992, and incorporated herein by this reference; and Third
             Amendment dated May 4, 1993, filed as Exhibit 10.18 to the
             Company's Annual Report on Form 10-K for the year ended December
             31, 1993 (the "1993 Form 10-K"), and incorporated herein by this reference; and Fourth and Fifth Amendments dated August 29, 1994 and October 1, 1995, respectively, filed as Exhibit 10.18(i) to the Company's 1995 Form 10-K, and incorporated herein by this reference.

 10.7(i)    Management Agreement No. 1 dated October 3, 1994 (with Addenda)
             between The Continental Insurance Company and USBenefits Insurance
             Services, Inc. Filed as Exhibit 10.1 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September, 1994, and incorporated herein by this reference; and Additional Addenda to
             Management Agreement No. 1, filed as Exhibit 10.19(i) to the
             Company's 1995 Form 10-K and incorporated herein by this
             reference.

 10.7(ii)   Addendum Eight and Addendum Nine, both dated April 24th, 1997, to
             Management Agreement No. 1 between The Continental Insurance
             Company and USBenefits Insurance Services, Inc. Filed as Exhibit
             10.7(ii) to the Company's 1997 Form 10-K, and incorporated herein by this reference.

 10.8(i)    Quota Share Retrocession Agreement, executed May 21, 1986 and July
             11, 1986, between The Continental Insurance Company (as successor to Harbor Insurance Company by assumption) and USF RE INSURANCE
             COMPANY, as amended by Amendments Numbered 1, 2, 3, 4, 5 and 6, dated September 10, 1986, September 24, 1986, September 28, 1987,
             March 24, 1988, May 30, 1989, and May 30, 1989, respectively.
             Filed as Exhibit 10.47 to the Company's S-2 Registration
             Statement, and incorporated herein by this reference; and
             Amendment Number 8 dated January 16, 1991, filed as Exhibit 10.21 to the Company's 1993 Form 10-K, and incorporated herein by this reference; and Amendment Number 9 dated October 3, 1994, filed as
             Exhibit 10.21(i) to the Company's Annual Report on Form 10-K for
             the year ended December 31, 1994, and incorporated herein by this reference.


 10.8(ii)*  Amendment Number 7 (entitled "Reinsurance Novation Agreement
             Endorsement"), effective as of January 1, 1990, to the Quota Share
             Retrocession Agreement between The Continental Insurance Company
             (as successor to Harbor Insurance Company by assumption) and USF
             RE INSURANCE COMPANY.

 10.8(iii)* Amendments Numbered 10, 11 and 12, dated August 25, 1995, January
             25, 1999 and January 25, 1999, respectively, to the Quota Share
             Retrocession Agreement between The Continental Insurance Company and USF RE INSURANCE COMPANY.

 10.8(iv)*  Amendment Number 13, executed February 18, 1999, to Quota Share
             Retrocession Agreement between The Continental Insurance Company and USF RE INSURANCE COMPANY assigning, as of January 1, 1999, all of USF RE INSURANCE COMPANY's rights and obligations under the Quota Share Retrocession Agreement to Seaboard Life Insurance
             Company (USA) and VASA North Atlantic Insurance Company.

 10.8(v)*   Amendment Number 14, dated February 10, 1999, to Quota Share
             Retrocession Agreement between The Continental Insurance Company and Seaboard Life Insurance Company (USA) and VASA North Atlantic
             Insurance Company, both successors to USF RE INSURANCE COMPANY by assignment, effective as of January 1, 1999.

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

 10.9(i)*   Third Amendment to the Credit Agreement between the Company and
             Fleet National Bank (formerly known as Shawmut Bank Connecticut,
             N.A. and Fleet National Bank of Connecticut) dated as of September
             30, 1998.

 10.9(ii)   Fourth Amendment to the Credit Agreement between the Company and
             Fleet National Bank dated as of October 26, 1998. Filed as Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1998, and incorporated herein by this reference.

 10.9(iii)  Fifth Amendment to the Credit Agreement between the Company and
             Fleet National Bank dated as of December 28, 1998. Filed as
             Exhibit 10.01 to the Company's Current Report on Form 8-K dated
             January 14, 1999 ("January 1999 Form 8-K"), and incorporated herein by this reference.

 10.10      The Company's Amended 1988 Employee Stock Plan. Filed as Exhibit
             10.10 to the Company's 1997 Form 10-K, and incorporated herein by this reference.

 10.11      The Company's Amended and Restated 1991 Employee Stock Option Plan.
             Filed as Exhibit 10.11 to the Company's 1997 Form 10-K, and incorporated herein by this reference.

 10.12      Form of Stock Option Agreement under The Company's. Amended and
             Restated 1991 Employee Stock Option Plan. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1996 (the "June 1996 Form 10-Q"), and incorporated herein by this reference.

 10.14      The Company's 1991 Directors Stock Option Plan Amended and
             Restated. Filed as Exhibit 10.14 to the Company's 1997 Form 10-K;
             and corrected Directors 1991 Stock Option Plan, as Amended and
             Restated, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 1998
             Form 10-Q"), and incorporated herein by this reference.

 10.15      Form of Stock Option Agreement under The Company's 1991 Directors
             Stock Option Plan Amended and Restated. Filed as Exhibit 10.2 to the Company's June 1996 Form 10-Q, and incorporated herein by this reference; and corrected Directors Stock Option Agreement, filed as Exhibit 10.2 to the Company's June 1998 Form 10-Q, and incorporated herein by this reference.


 10.22 The Company's Amended Incentive Compensation Program. Filed as Exhibit
        10.26 to the Company's 1995 Form 10-K, and incorporated herein by this reference.

 10.23 The Company's 1997 Long-Term Incentive-Performance Unit Plan, including form of Plan Agreement. Filed as Exhibit 10.23 to the Company's 1997
        Form 10-K, and incorporated herein by this reference.

 10.24 The Company's Non-Qualified Deferred Compensation Plan, including form of Plan Agreement. Filed as Exhibit 10.23 to the Company's 1996 Form
        10-K, and incorporated herein by this reference.

 10.25 Stock Purchase Agreement dated as of August 20, 1998 by and between the Company, Seaboard Life Insurance Company, Seaboard North American
        Holdings, Inc. and Eureko, B.V. Filed as Exhibit 2.01 to the Company's
        January 1999 Form 8-K, and incorporated herein by this reference.

 11*   The Centris Group, Inc. and Subsidiaries Computation of Earnings Per
        Share.

 12    Not applicable.

 18    Not applicable.

 19    Not applicable.

 21*   Subsidiaries of The Centris Group, Inc..

 22    Not applicable.

 23*   Independent Auditors' Consent dated March  , 1999.

 24    Not applicable.

 27*   Financial Data Schedules.

  (b) Reports on Form 8-K:

  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.
--------
* Describes a document filed with the Annual Report on Form 10-K for the year ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1999                      THE CENTRIS GROUP, INC.

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

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ David L. Cargile           Chairman of the Board, Chief   March 30, 1999
____________________________________  Executive Officer and
          David L. Cargile            President (Principal
                                      Executive Officer)


       /s/ John F. Kooken            Director                       March 30, 1999
____________________________________
           John F. Kooken


     /s/ L. Steven Medgyesy          Director                       March 30, 1999
____________________________________
         L. Steven Medgyesy


    /s/ Roxani M. Gillespie          Director                       March 30, 1999
____________________________________
        Roxani M. Gillespie


     /s/ Charles L. Schultz          Director                       March 30, 1999
____________________________________
         Charles L. Schultz


     /s/  Howard S. Singer           Director and Executive Vice    March 30, 1999
____________________________________  President--Corporate
          Howard S. Singer            Finance and Investor
                                      Relations


    /s/ Charles M. Caporale          Senior Vice President, Chief   March 30, 1999
____________________________________  Financial Officer and
        Charles M. Caporale           Treasurer (Principal
                                      Financial and Accounting
                                      Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent auditors' report on consolidated financial statements.........  F-2
Consolidated income statements for each of the years ended December 31,
 1998, 1997 and 1996......................................................  F-3
Consolidated balance sheets as of December 31, 1998 and 1997..............  F-4
Consolidated statements of stockholders' equity for each of the years ended December 31, 1998, 1997 and 1996...................................  F-5
Consolidated statements of cash flows for each of the years ended December
 31, 1998, 1997 and 1996..................................................  F-6
Notes to consolidated financial statements................................  F-7

Other financial information:
Report on management's responsibilities...................................  F-27
Selected quarterly financial data (unaudited).............................  F-28

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Independent auditors' report on schedules.................................  S-1
Schedule I--Summary of investments........................................  S-2
Schedule II--Condensed financial information of registrant................  S-3
Schedule III--Supplementary insurance information.........................  S-6
Schedule IV--Reinsurance..................................................  S-7

The Board of Directors and Stockholders
The Centris Group, Inc.:

  We have audited the accompanying consolidated balance sheets of The Centris Group, Inc., and subsidiaries as of December 31, 1998 and 1997 and the related consolidated income statements, statements of stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Centris Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG llp
March 26, 1999
Los Angeles, California

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  -------- --------
                                                    (In thousands of dollars,
                                                      except per share data)
Revenues:
  Premiums earned.................................. $111,435  $109,513 $ 89,332
  Commissions and fees.............................   34,829    33,335   26,722
  Net investment income............................    5,284     4,671    4,461
  Realized investment gains........................   16,768    10,213    2,126
                                                    --------  -------- --------
    Total revenues.................................  168,316   157,732  122,641
                                                    --------  -------- --------
Operating expenses:
  Losses and loss adjustment expenses incurred.....   95,509    87,590   62,294
  Policy acquisition expenses......................   36,715    35,997   29,164
  General and administrative expenses..............   17,967    17,198   14,777
  Interest expense.................................    2,151     2,373    2,610
                                                    --------  -------- --------
    Total operating expenses.......................  152,342   143,158  108,845
                                                    --------  -------- --------
Income from continuing operations before income
 taxes.............................................   15,974    14,574   13,796
Income tax expense.................................    6,088     5,245    3,673
                                                    --------  -------- --------
Income from continuing operations..................    9,886     9,329   10,123
                                                    --------  -------- --------
Discontinued operations:
  Income (loss) from operations of
   property/casualty segment less applicable income
   tax benefit of $(3,311) in 1998 and tax expenses
   of $1,538 in 1997 and $1,469 in 1996............   (3,647)    5,883    4,897
  Loss on disposal of property/casualty segment
   less applicable income tax benefit of $(1,356)..  (19,621)      --       --
                                                    --------  -------- --------
                                                     (23,268)    5,883    4,897
                                                    --------  -------- --------
Net (loss) income.................................. $(13,382) $ 15,212 $ 15,020
                                                    ========  ======== ========
Basic income per share
Income from continuing operations.................. $    .82  $    .78 $    .86
Discontinued operations............................    (1.93)      .49      .42
                                                    --------  -------- --------
Net (loss) income.................................. $  (1.11) $   1.27 $   1.28
                                                    ========  ======== ========
Diluted income per share
Income from continuing operations.................. $    .81  $    .77 $    .85
Discontinued operations............................    (1.90)      .48      .41
                                                    --------  -------- --------
Net (loss) income.................................. $  (1.09) $   1.25 $   1.26
                                                    ========  ======== ========

          See accompanying notes to consolidated financial statements

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                            (in thousands of
                                                                dollars)
                          ASSETS:
                          -------
Investments:
  Bonds, available for sale, at market (amortized cost
   $270,765 in 1998 and $177,262 in 1997).................. $272,159  $186,118
  Equity securities, at market (cost $14,962 in 1998 and
   $15,003 in 1997)........................................   13,850    15,564
  Short-term and other investments, at cost which
   approximates market.....................................    6,454    22,142
                                                            --------  --------
    Total investments......................................  292,463   223,824
Cash and invested cash.....................................   15,789    11,122
Restricted cash and short-term investments.................   29,799    27,947
Accrued investment income..................................    3,119     3,196
Assets held for transfer under pending reinsurance
 agreement.................................................   99,369       --
Receivables:
  Reinsurance recoverable on unpaid losses.................   51,398    25,939
  Reinsurance losses and reserves..........................   50,246       993
  Premiums.................................................   57,558    26,012
Prepaid reinsurance premiums...............................   14,507     7,799
Deferred policy acquisition costs..........................    2,436     4,495
Other assets...............................................   29,761    11,921
                                                            --------  --------
    Total assets........................................... $646,445  $343,248
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY:
           -------------------------------------
LIABILITIES:
  Insurance liabilities:
    Amounts due insurance companies........................ $118,501  $ 36,470
    Losses and loss adjustment expenses....................  200,908   116,801
    Unearned premiums......................................   32,274    30,249
  Pending transferable reinsurance.........................   99,369       --
  Note payable.............................................   72,550    32,500
  Accounts payable and accrued expenses....................   31,809     9,638
                                                            --------  --------
    Total liabilities......................................  555,411   225,658
                                                            --------  --------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 40,000,000 shares
   authorized; 12,465,000 shares issued in 1998 and 1997,
   including 874,000 and 298,000 shares held in treasury in
   1998 and 1997, respectively.............................      125       124
  Paid in capital..........................................   46,417    46,188
  Accumulated other comprehensive income...................      183     6,121
  Retained earnings........................................   51,809    66,654
                                                            --------  --------
                                                              98,534   119,087
  Less treasury stock, at cost.............................   (7,500)   (1,497)
                                                            --------  --------
    Total stockholders' equity.............................   91,034   117,590
                                                            --------  --------
  Commitments and contingencies
    Total liabilities and stockholders' equity............. $646,445  $343,248
                                                            ========  ========

          See accompanying notes to consolidated financial statements

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                         Accumulated
                                            other                             Total
                         Common Paid in Comprehensive Retained  Treasury  Stockholders' Comprehensive
                         Stock  Capital    Income     Earnings   Stock       Equity     Income (loss)
                         ------ ------- ------------- --------  --------  ------------- -------------
                                                 (in thousands of dollars)
Balance at January 1,
 1996...................  $122  $44,428    $ 7,211    $ 39,273  $(2,973)    $ 88,061       $
Net income..............   --       --         --       15,020      --        15,020        15,020
Exercise of stock
 options (371,000
 shares)................   --     1,014        --          --     1,030        2,044
Dividends paid
 (.12 per share)........   --       --         --       (1,410)     --        (1,410)
Unrealized investment
 loss, net..............   --       --      (1,351)        --       --        (1,351)       (1,351)
                          ----  -------    -------    --------  -------     --------       -------
Balance at December 31,
 1996...................   122   45,442      5,860      52,883   (1,943)     102,364        13,669
Net income..............   --       --         --       15,212      --        15,212        15,212
Exercise of stock
 options (247,100
 shares)................     2      746        --          --       446        1,194
Dividends paid
 (.12 per share)........   --       --         --       (1,441)     --        (1,441)
Unrealized investment
 gain, net..............   --       --         261         --       --           261           261
                          ----  -------    -------    --------  -------     --------       -------
Balance at December 31,
 1997...................   124   46,188      6,121      66,654   (1,497)     117,590        29,142
Net loss................   --       --         --      (13,382)     --       (13,382)      (13,382)
Exercise of stock
 options (42,500
 shares)................     1      229        --          --       213          443
Treasury stock
 repurchased............   --       --         --          --    (6,216)      (6,216)
Dividends paid
 (.12 per share)........   --       --         --       (1,463)     --        (1,463)
Unrealized investment
 loss, net..............   --       --      (5,938)        --       --        (5,938)       (5,938)
                          ----  -------    -------    --------  -------     --------       -------
Balance at December 31,
 1998...................  $125  $46,417    $   183    $ 51,809  $(7,500)    $ 91,034       $ 9,822
                          ====  =======    =======    ========  =======     ========       =======


          See accompanying notes to consolidated financial statements

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1998       1997      1996
                                                 ---------  --------  --------
                                                  (in thousands of dollars)
Cash Flows From Operating Activities:
  Net (loss) income............................. $ (13,382) $ 15,212  $ 15,020
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of deferred policy acquisition
     costs......................................    50,162    46,196    37,179
    Deferred policy acquisition costs...........   (48,103)  (47,047)  (37,993)
    Realized investment gains...................   (16,768)  (10,213)   (2,126)
    Loss on disposition of discontinued
     operations.................................    19,621       --        --
    Change in assets and liabilities net of
     effects from acquisition of businesses:
      Increase in premiums receivable...........   (15,434)   (9,171)   (2,776)
      Increase in reinsurance receivables.......   (15,806)   (2,957)   (5,378)
      Increase in losses and loss adjustment
       expenses.................................    45,311    22,132    15,775
      Increase in unearned premiums.............     1,537     7,313     5,231
    Other, net..................................     1,676     4,624     2,095
    Depreciation and amortization...............     1,305       363       502
    Net transfers to restricted cash and short-
     term investments...........................    (1,602)   (4,176)      265
                                                 ---------  --------  --------
        Net cash provided by operating
         activities.............................     8,517    22,276    27,794
                                                 ---------  --------  --------
Cash Flows From Investing Activities:
  Purchases of bonds............................  (223,568)  (56,778)  (46,453)
  Purchases of equity securities................   (15,476)  (14,549)   (6,544)
  Proceeds from sales and maturities of
   investment securities........................   218,864    57,101    31,455
  Acquisition of businesses, net of cash
   acquired.....................................   (30,994)      --        --
  Net sales (purchases) of short-term
   investments..................................    15,688    (4,031)   (1,681)
  Purchases of property and equipment...........    (1,178)   (1,282)   (2,238)
                                                 ---------  --------  --------
        Net cash used in investing activities...   (36,664)  (19,539)  (25,461)
                                                 ---------  --------  --------
Cash Flows From Financing Activities:
  Proceeds from note payable....................    42,700       --        --
  Payments on note payable......................    (2,650)   (2,500)      --
  Dividends paid................................    (1,463)   (1,441)   (1,410)
  Payments to acquire treasury stock............    (6,216)      --        --
  Proceeds from issuance of common stock........       443     1,194     2,044
                                                 ---------  --------  --------
        Net cash provided by (used in) financing
         activities.............................    32,814    (2,747)      634
                                                 ---------  --------  --------
Net increase in cash and invested cash:              4,667       (10)    2,967
  Cash and invested cash at beginning of year...    11,122    11,132     8,165
                                                 ---------  --------  --------
  Cash and invested cash at end of year......... $  15,789  $ 11,122  $ 11,132
                                                 =========  ========  ========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest.................................... $   2,090  $  2,303  $  2,498
    Income taxes................................ $   6,896  $  4,366  $  4,771
Supplemental schedule of noncash investing
 activities:
  Detail of businesses acquired in purchase
   transaction
    Fair value of assets acquired............... $ 245,820  $ 10,712  $    --
    Cash paid...................................    36,613    (1,729)      --
                                                 ---------  --------  --------
        Liabilities assumed..................... $ 209,927  $  8,983  $    --
                                                 =========  ========  ========

          See accompanying notes to consolidated financial statements.

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

 (A) Organization and Principles of Consolidation

  The consolidated financial statements include the accounts of The Centris Group, Inc., a Delaware corporation (the "Company"), and its wholly owned subsidiaries. The Company's USBenefits Insurance Services, Inc. subsidiary ("USBenefits") is the managing general underwriter and marketing organization for medical lines coverages issued by The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies. The Company's USF Insurance Company (USFIC) subsidiary is focused on program opportunities and utilizes managing general agents to produce business in the "Specialty Insurance" segment. The Company's INTERRA, Inc. ("INTERRA") manages and underwrites catastrophic accident and health risks nationally and internationally. The Company's discontinued operations represents the USF RE Insurance Company ("USF RE") subsidiary which writes property/casualty reinsurance. (See Note 3.)

  On December 31, 1998, the Company acquired Seaboard Life Insurance Company
(USA) ("Seaboard Life") and VASA North America, Inc. and its subsidiaries from Seaboard Life Insurance Company, a Canadian federal insurance company, and its parent Seaboard North American Holdings, Inc., a British Columbia corporation owned by Eureko, B.V. of the Netherlands. Seaboard Life is licensed in 41 states and the District of Columbia. The acquisition of VASA North America, Inc. includes the following subsidiaries: VASA Insurance Group, Inc.; VASA Brougher, Inc. ("VBI"); VASA North Atlantic Insurance Company ("VNAIC") an Indiana stock insurance company, and Select Benefits, Inc. VNAIC is a property/casualty insurer licensed in 36 states and the District of Columbia and VASA Brougher, Inc. is a medical stop-loss managing general underwriter.

  All significant intercompany balances and transactions have been eliminated in consolidation.

 (B) Recognition of Revenue

  Management fees, brokerage commissions, insurance and reinsurance premiums are generally recognized as revenues over the terms of the related policies. Premiums are reported net of ceded earned premiums. The Company earns management fees and brokerage commissions for production of medical lines business and claims handling services. Refunds of brokerage commissions due to cancellations and other refund obligations are considered in the estimates of such fees and commissions. Additionally, unallocated loss adjustment expense reserves are recorded for claim settlement obligations occurring outside the coverage period.

  Substantially all commissions and fees and premiums earned from continuing operations for 1998, 1997 and 1996 respectively, arise from the Company's relationship with Continental and its affiliate. Such contracts may be terminated as of any year-end.

 (C) Investments

  Securities are purchased to support the investment strategies of the Company, which are based on many factors including, but not limited to, total rate of return, maturity, credit risk, tax considerations, regulatory requirements and market economics. The Company has the ability to hold all bonds to maturity. However, securities in the portfolio may be sold from time to time based upon the Company's investment strategies and market opportunities. Bonds and equity securities are held as "available for sale" and carried at market value as of the balance sheet date. Market values are principally obtained from a national quotation service. Declines in the market value of any security below cost, that is deemed other than temporary, will be charged to earnings. Unrealized gains and losses, net of income taxes, are reported as a separate component of stockholders' equity and as a component of comprehensive net income on the statement of stockholders' equity. Market values of

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES bonds are primarily a function of current interest rates, and vary from period to period. Realized gains or losses on sales of investments are computed on a specific identification basis.

 (D) Short-Term and Other Investments, Cash and Invested Cash

  Short-term and other investments, cash and invested cash consist of bank deposits and money market mutual funds with original maturities of 90 days or less.

  Premiums collected but not yet remitted to insurance companies are restricted by law as to use. Such amounts are reported as restricted cash and short-term investments, which at December 31, 1998 and 1997 consisted primarily of money market mutual funds and U.S. Government obligations.

 (E) Policy Acquisition Costs

  The insurers' costs of acquiring new business are deferred to the extent estimated to be recoverable from future income, including investment income, and amortized to operations ratably over the terms of the related policies. Acquisition costs include commissions, premium taxes and certain underwriting expenses related to production of insurance and reinsurance business.

 (F) Losses and Loss Adjustment Expenses

  The liability for losses is determined on the basis of claim adjusters' and ceding insurers' reports and other estimates, including those for incurred but not reported losses. The liability for loss adjustment expenses is established by estimating future expenses to be incurred in the settlement of claims provided for in the liability for losses. Both estimates are dependent upon future events, the outcomes of which can be affected by economic, legal, political and social factors. The Company does not discount estimated future expenses to their present values.

  Management believes that the estimated liability for losses and loss adjustment expenses at December 31, 1998 is adequate to cover the ultimate liability; however, such estimates may be more or less than the amount ultimately paid when the claims are settled.

 (G) Reinsurance

  Reinsurance receivables (including amounts related to claims incurred, both reported and not reported) and prepaid reinsurance premiums are reported as assets. In the normal course of business, the Company seeks to reduce the loss that may arise from events which may cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. However, such estimates may be more or less than the amount ultimately collected when claims are settled.

 (H) Depreciation and Amortization

  Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease terms or useful lives of the improvements. Intangibles are amortized over their estimated useful lives.

 (I) Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, as well as expected

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled, and reflected in the financial statements in the period of enactment.

 (J) Income per Share and Capital Structure

  Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Capital Structure".

 (K) Stock-Based Compensation

  Effective December 31,1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Management has elected to continue use of the accounting methods prescribed by Accounting Principles Board Opinion No. 25 and expand its disclosure of stock-based compensation as permitted by SFAS No. 123. Accordingly, no related compensation cost has been recognized.

 (L) Comprehensive Income

  The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (such as changes in net unrealized investment gains and losses) in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the adoption of SFAS No. 130, the Company now reports comprehensive net income on its statement of stockholders' equity. All prior period statements of stockholders' equity have been restated to reflect application of this statement. Additionally, the Company has provided supplemental comprehensive earnings per share computations.

 (M) Business Segments

  The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 establishes standards for reporting financial and descriptive information about operating segments in a complete set of financial statements. In accordance with the adoption of SFAS No. 131, the Company provides segment based income statements as well as information on segment based assets. The Company divides its business into Medical Lines and Specialty Lines insurance operating segments and Holding Company operations. Medical lines products include medical stop-loss coverage for self-funded employers, provider excess coverage for hospitals and other medical providers and group life insurance. The Specialty lines operation underwrites both standard and surplus lines insurance risks.

 (N) Fair Value of Financial Instruments

  The Company discloses the fair value of financial instruments and the methods and assumptions used to establish fair value, as required by SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments".

 (O) Management's Estimates

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

 (P) Future Application of Accounting Standards

  In December 1997 the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance related assessments and guidance for measuring the liability. The statement becomes effective in 1999 and allows for early application. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

 (Q) Certain Reclassifications

  Certain reclassifications of 1997 and 1996 amounts have been made to conform with the 1998 presentation.

Note 2--Acquisitions

  On December 31, 1998, the Company purchased 100% of the outstanding shares of common stock of Seaboard Life Insurance Company (USA) and VASA North America, Inc. and its subsidiaries ("VNA") from Seaboard Life Insurance Company, a Canadian federal insurance company, and its parent Seaboard North American Holdings, Inc., a British Columbia corporation owned by Eureko, B.V. of the Netherlands for approximately $37 million. The purchase price approximated the tangible net book value of the acquired companies. In connection with the acquisition of Seaboard Life, the seller separately negotiated a reinsurance agreement for its Individual Life and Annuity business. The Company has classified the liabilities relating to this agreement as pending transferrable reinsurance and classified the related assets as assets held for transfer. The reinsurance agreement is pending approval from the insurance authorities in Indiana and California. If the transaction does not close by April 30, 1999, the respective assets and liabilities will be transferred to the seller. Included in the purchase price was a $19.8 million principal repayment to ABN AMRO Bank N.V. in settlement of an outstanding promissory note. The Company financed the acquisition through borrowings under its existing credit agreement with Fleet National Bank. The transaction was accounted for as a purchase. The operations of VNA include VBI, a medical stop-loss managing general underwriter and VNAIC, a property/casualty insurer. The Company is indemnified from any underwriting loss or gain on business written through December 31, 1998 under the provisions of the purchase agreement. The majority of the acquired group's business is medical stop-loss and group term life insurance for self-insured employers. The acquisition provides the Company with the ability to transfer its medical stop-loss and provider excess business lines into the new insurance carriers. No value was placed on the underlying income produced by VBI. The purchase price equalled the audited statutory book value of Seaboard Life and VNAIC.

  Within the acquired group there are three revenue producing entities--VBI, a managing general underwriter of medical stop loss, Seaboard Life and VNAIC. The Company originally offered to acquire only the insurance carriers, Seaboard Life and VNAIC, and acquired VBI as a closing condition. For the period ended December 31, 1998, the consolidated acquired companies produced $73,655,000 of earned premium, $30,407,000 of commission income and a net loss of $14,138,000. There is no income statement effect to the Company from the 1998 activity as the transaction was completed December 31, 1998.

  The Purchase agreement contains provisions which require the Company to terminate the operations of VBI, which produced the majority of the business in the group. The Company has been paid $4,500,000 in the form of a credit included in the purchase price to terminate the operations of this business. The Company expects to renew approximately 25% of the business previously produced by VBI through its own subsidiary USBenefits, excluding small group operations, which accounted for 40% of the original book of business. Any business remaining in VBI will be runoff to extinction without any income statement impact to the Company. The acquired renewal rights are not a guarantee that the Company will automatically secure new business. Renewals arising from the acquisition will be underwritten using the USBenefits policy rate manual which utilizes

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES significantly different criteria for the pricing and acceptance of business. Renewals are not guaranteed as customers retain the ability to select from a spectrum of prices and terms available in the medical stop-loss marketplace. In view of these factors, there is not sufficient continuity of the acquired entities operations prior to or after the transaction so that disclosure of pro-forma financial information would be material to an understanding of future operations of the Company.

Note 3--Discontinued Operations

  The Company has signed a letter of intent with Folksamerica Holdings for the sale of its property/casualty insurance subsidiary, USF RE, for $92,500,000. Terms of the sale include a cash payment of $71,750,000 and a $20,750,000 5-year interest bearing note, with a provision for adjustment on loss development. Accordingly, the Company discontinued its property/casualty segment effective December 31, 1998. All prior year amounts have been restated to reflect the discontinued operations.

  Results of operations for the discontinued property/casualty insurance operations (in thousands of dollars) are as follows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  -------- --------
   Revenues........................................ $ 71,823  $ 56,740 $ 40,478
   Income (loss) before income taxes............... $ (6,958) $  7,421 $  6,366
   Provision (benefit) for income taxes............   (3,311)    1,538    1,469
                                                    --------  -------- --------
   Net income (loss)............................... $ (3,647) $  5,883 $  4,897
                                                    ========  ======== ========
     Total investments............................. $202,911  $191,933 $165,902
     Total assets.................................. $225,407  $218,184 $187,319
     Losses and loss adjustment expenses........... $104,423  $ 77,191 $ 61,634
     Total liabilities............................. $116,798  $105,871 $ 83,827
     Net assets.................................... $108,609  $112,313 $103,492

Note 4--Stock Split

  On February 3, 1998, the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend to stockholders of record as of February 18, 1998. Certificates reflecting the stock split were issued February 27, 1998. All references in the financial statements and related notes thereto to number of shares, per share amounts and market prices of the Company's common stock have been adjusted retroactively for all periods presented to reflect this change in capital structure.

Note 5--Investments

  Bonds valued at approximately $18.4 million were on deposit with various governmental authorities at December 31, 1998.

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

  The amortized cost and estimated market values of bonds (in thousands of dollars) at December 31, 1998 and 1997 are as follows:

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized  Market
        December 31, 1998             Cost       Gains      Losses     Value
        -----------------           ---------  ---------- ---------- ---------
   U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies......  $212,376    $1,497     $(493)    $213,380
   Foreign bonds...................     8,965        15        --        8,980
   Obligations of states and
    political subdivisions.........    26,059       392       (236)     26,215
   Corporate bonds.................    23,365       219        --       23,584
                                     --------    ------      -----    --------
     Total.........................  $270,765    $2,123      $(729)   $272,159
                                     ========    ======      =====    ========

                                                    Gross      Gross
                                        Amortized Unrealized Unrealized  Market
        December 31, 1997                 Cost      Gains      Losses    Value
        -----------------               --------- ---------- ---------- --------
   U.S. Treasury securities and
    obligations of U.S. Government
    corporations and agencies.........  $ 36,430    $  775      $--     $ 37,205
   Foreign bonds......................       510        19       --          529
   Obligations of states and political
    subdivisions......................    98,007     5,584       --      103,591
   Corporate bonds....................    42,315     2,529       (51)     44,793
                                        --------    ------      ----    --------
     Total............................  $177,262    $8,907      $(51)   $186,118
                                        ========    ======      ====    ========

  The amortized cost and estimated market value of bonds at December 31, 1998, by contractual maturity, are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Amortized  Market
     Maturity Dates                                             Cost     Value
     --------------                                           --------- --------
     1999.................................................... $ 13,216  $ 12,004
     2000-2003...............................................  151,151   152,012
     2004-2008...............................................   86,073    87,545
     2009-Thereafter.........................................   20,325    20,598
                                                              --------  --------
       Total................................................. $270,765  $272,159
                                                              ========  ========

  Information regarding bond sales (in thousands of dollars) follows:

                                                        Proceeds
                                                       From Sales
      Year Ended                                          and      Gross  Gross
     December 31,                                      Maturities  Gains  Losses
     ------------                                      ---------- ------- ------
      1998............................................  $191,709  $11,130  $--
      1997............................................    31,224      624    47
      1996............................................    24,656      809    80

  Information regarding equity dispositions (in thousands of dollars) follows:

                                                          Proceeds
      Year ended                                            From   Gross  Gross
     December 31,                                          Sales   Gains  Losses
     ------------                                         -------- ------ ------
      1998............................................... $27,155  $6,327  $180
      1997...............................................  25,878   9,824   142
      1996...............................................   6,799   1,757   120

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

  Information regarding gross unrealized gains and losses on equity securities (in thousands of dollars) follows:

                                                             Gross      Gross
      Year Ended                                           Unrealized Unrealized
     December 31,                                            Gains      Losses
     ------------                                          ---------- ----------
      1998................................................   $   90     $1,202
      1997................................................    1,268        707
      1996................................................    4,766        692

  Net investment income (in thousands of dollars) consists of the following:

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                           1998    1997   1996
                                                          ------- ------ ------
     Interest on bonds................................... $10,589 $9,685 $8,618
     Short-term investment interest......................   3,137  2,568  2,349
     Dividends on equity securities......................     274    278    346
                                                          ------- ------ ------
                                                           14,000 12,531 11,313
     Less:
       Investment expenses...............................   1,520  1,440  1,166
                                                          ------- ------ ------
       Net investment income.............................  12,480 11,091 10,147
     Less:
       Discontinued operations...........................   7,196  6,420  5,686
                                                          ------- ------ ------
       Net investment income............................. $ 5,284 $4,671 $4,461
                                                          ======= ====== ======

Note 6--Reinsurance

  The property and casualty insurance companies cede a portion of their business to other insurance companies, under multiple reinsurance agreements. Reinsurance contracts do not relieve the Company from its obligations to policyholders. A contingent liability exists for the amount of all reinsurance recoverable in the event that any of the reinsuring companies are unable to pay. All amounts are deemed collectible and no allowance has been established. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risks arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from a reinsurer's insolvency. At December 31, 1998, reinsurance recoverables and prepaid premiums of $33,855,000 were unsecured. The Company holds letters of credit totaling $13,054,000 under certain reinsurance agreements that can be drawn on for amounts that remain unpaid for more than 120 days.

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

  The effect of reinsurance on premiums written and earned and the effect of ceding arrangements (in thousands of dollars) follows:

                                         Year Ended December 31,
                          ----------------------------------------------------------
                                1998                1997                1996
                          ------------------  ------------------  ------------------
                          Premiums  Premiums  Premiums  Premiums  Premiums  Premiums
                          Written    Earned   Written    Earned   Written    Earned
                          --------  --------  --------  --------  --------  --------
Continuing operations:
Direct..................  $ 28,314  $ 22,278  $ 13,791  $ 11,986  $ 10,122  $ 10,279
Reinsurance assumed.....   105,115   105,115   103,674   103,674    84,179    84,179
Reinsurance ceded.......   (23,517)  (15,958)   (7,323)   (6,147)   (4,898)   (5,126)
                          --------  --------  --------  --------  --------  --------
Net.....................  $109,912  $111,435  $110,142  $109,513  $ 89,403  $ 89,332
                          ========  ========  ========  ========  ========  ========
Losses and loss
 adjustment expenses
 ceded..................            $ 10,898            $  6,404            $  3,000
                                    ========            ========            ========
Liabilities for losses
 and loss adjustment
 expenses ceded.........            $ 16,841            $  7,667            $  5,080
                                    ========            ========            ========
Commissions ceded.......            $  6,985            $  2,406            $  1,316
                                    ========            ========            ========
Discontinued operations:
Direct..................  $    --   $    --   $    --   $    --   $    --   $    --
Reinsurance assumed.....    78,705    83,204    72,478    66,970    55,923    50,535
Reinsurance ceded.......   (18,361)  (19,202)  (17,070)  (16,950)  (17,348)  (15,743)
                          --------  --------  --------  --------  --------  --------
Net.....................  $ 60,344  $ 64,002  $ 55,408  $ 50,020  $ 38,575  $ 34,792
                          ========  ========  ========  ========  ========  ========
Losses and loss
 adjustment expenses
 ceded..................            $ 10,398            $  4,598            $  9,844
                                    ========            ========            ========
Liabilities for losses
 and loss adjustment
 expenses ceded.........            $ 19,319            $ 18,272            $ 17,185
                                    ========            ========            ========
Commissions ceded.......            $  3,448            $  3,632            $  2,828
                                    ========            ========            ========
Total:
Direct..................  $ 28,314  $ 22,278  $ 13,791  $ 11,986  $ 10,122  $ 10,279
Reinsurance assumed.....   183,819   188,319   176,152   170,644   140,102   134,714
Reinsurance ceded.......   (41,877)  (35,160)  (24,393)  (23,097)  (22,246)  (20,869)
                          --------  --------  --------  --------  --------  --------
Net.....................  $170,256  $175,437  $165,550  $159,533  $127,978  $124,124
                          ========  ========  ========  ========  ========  ========
Losses and loss
 adjustment expenses
 ceded..................            $ 21,296            $ 11,002            $ 12,844
                                    ========            ========            ========
Liabilities for losses
 and loss adjustment
 expenses ceded.........            $ 36,160            $ 25,939            $ 22,265
                                    ========            ========            ========
Commissions ceded.......            $ 10,433            $  6,038            $  4,144
                                    ========            ========            ========

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

Note 7--Reserve for Losses and Loss Adjustment Expenses

  The table below summarizes the activity for losses and loss adjustment expenses (LAE), net of reinsurance recoverable, (in thousands of dollars) for each year ended December 31, 1998, 1997 and 1996, respectively. Information is presented for continuing operations (medical and specialty line segments), discontinued operations (property/casualty segment) and in total. Reserves are established for losses that have occurred as of each balance sheet date, whether or not reported to the Company. Insurance and reinsurance companies establish reserves for losses incurred, but not yet paid, in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business which requires the use of informed judgments and estimates. Estimating loss reserves is a process where many factors can ultimately affect the final settlement of a claim and, therefore, the ultimate reserve that is needed. In addition, time can be a critical part of reserving determinations, since the longer the span between the incidence of a loss and the payment or settlement of the claim, the more variable the ultimate settlement amounts may be. In the 1998 period, increases in estimated losses and LAE for claims arising in prior years in the continuing operations information arise from the 1997 medical stop loss policy year and the run-off of a book of business acquired in the Global transaction in 1997. Medical line reserves pertaining to business written through December 31, 1998, of $34.6 million are included in the expected sale of USF RE to Folksamerica. In conjunction with the sale, the Company expects to purchase a $5 million cover on its medical lines reserves which, when combined with 1998 USF RE medical lines reserve increases of $11.1 million result in an expectation that future periods will not be impacted by prior period loss reserve development. Within the Company's medical lines segment, increases in the severity and frequency of specific and aggregate claims on business written in the second half of 1996 and the first half of 1997 resulted in additions of $8,000,000 to medical lines reserves in the 1997 third quarter.

  Within the discontinued operations information presented, the increase in losses and LAE for claims occurring in prior years is attributable to development in the discontinued property/casualty segment (USF RE) of the non-proportional assumed liability, auto physical damage and commercial automobile liability lines of business. As part of the expected sale of USF RE, all reserves related to business written through December 31, 1998 will be transferred to Folksamerica.

  Loss and loss adjustment expense reserve development is reviewed on a regular basis, incorporating analyses of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. As additional experience and other data become available, the Company's actuarial estimates may be revised and impact earnings.

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
Continuing Operations:
Balance at beginning of period...................  $ 36,043  $ 26,298  $ 23,813
 Less reinsurance recoverables...................     7,667     5,080     3,747
                                                   --------  --------  --------
Reserve for losses and LAE at beginning of
 period, net.....................................    28,376    21,218    20,066
Portfolio transfer on acquisition................    23,557     7,348       --
Incurred losses and LAE:
 Provision for losses and LAE for claims
  occurring in the current year..................    84,364    81,578    57,291
 Increase in estimated losses and LAE for claims
  occurring in prior years.......................    12,485     8,310     5,457
Loss and LAE payments for claims occurring
 during:
 The current year................................   (46,625)  (65,521)  (37,773)
 Prior years.....................................   (38,218)  (24,557)  (23,823)
                                                   --------  --------  --------
Reserve for losses and LAE at end of period, net.    63,939    28,376    21,218
Plus reinsurance recoverables....................    32,079     7,667     5,080
                                                   --------  --------  --------
Balance at end of period.........................  $ 96,018  $ 36,043  $ 26,298
                                                   ========  ========  ========
Discontinued Operations:
Balance at beginning of period...................  $ 80,758  $ 68,371  $ 55,081
 Less reinsurance recoverables...................    18,272    17,204    12,727
                                                   --------  --------  --------
Reserve for losses and LAE at beginning of
 period, net.....................................    62,486    51,167    42,354
Portfolio transfer on acquisition................       --        --        --
Incurred losses and LAE:
 Provision for losses and LAE for claims
  occurring in the current year..................    49,101    35,390    26,194
 Increase in estimated losses and LAE for claims
  occurring in prior years.......................    11,926      (207)     (769)
Loss and LAE payments for claims occurring
 during:
 The current year................................   (14,785)   (9,913)   (5,514)
 Prior years.....................................   (23,157)  (13,951)  (11,098)
                                                   --------  --------  --------
Reserve for losses and LAE at end of period, net.    85,571    62,486    51,167
Plus reinsurance recoverables....................    19,319    18,272    17,204
                                                   --------  --------  --------
Balance at end of period.........................  $104,890  $ 80,758  $ 68,371
                                                   ========  ========  ========
Total:
Balance at beginning of period...................  $116,801  $ 94,669  $ 78,894
 Less reinsurance recoverables...................    25,939    22,284    16,474
                                                   --------  --------  --------
Reserve for losses and LAE at beginning of
 period, net.....................................    90,862    72,385    62,420
Portfolio transfer on acquisition................    23,557     7,348       --
Incurred losses and LAE:
 Provision for losses and LAE for claims
  occurring in the current year..................   133,465   116,968    83,485
 Increase in estimated losses and LAE for claims
  occurring in prior years.......................    24,411     8,103     4,688
Loss and LAE payments for claims occurring
 during:
 The current year................................   (61,410)  (75,434)  (43,287)
 Prior years.....................................   (61,375)  (38,508)  (34,921)
                                                   --------  --------  --------
Reserve for losses and LAE at end of period, net.   149,510    90,862    72,385
Plus reinsurance recoverables....................    51,398    25,939    22,284
                                                   --------  --------  --------
Balance at end of period.........................  $200,908  $116,801  $ 94,669
                                                   ========  ========  ========

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

Note 8--Note Payable

  On December 28, 1998, the Company amended its reducing, revolving, variable interest rate Credit Agreement with Fleet National Bank to provide an additional $40 million for the purchase of Seaboard Life Insurance Company
(USA) and VASA North America, Inc. and subsidiaries. Amounts bear interest at LIBOR plus a margin, currently .75%. At December 31, 1998, $72,550,000 was outstanding. The amended Credit Agreement includes a required commitment reduction of $25,000,000 on the earlier to occur of (a) the completion of the sale of USF RE or (b) June 30, 1999. The Company believes that proceeds from the expected sale of USF RE, or an extraordinary dividend from USF RE in the event of a run-off scenario, will be used to meet the 1999 obligation. Under its terms, the outstanding balance is reduced quarterly, with aggregate annual reductions (in thousands of dollars) as follows:

                                                                      Commitment
       Year                                                           Reductions
       ----                                                           ----------
       1999..........................................................  $25,000
       2000..........................................................    5,000
       2001..........................................................   10,000
       2002..........................................................   10,000
       2003..........................................................   22,550
                                                                       -------
         Total.......................................................  $72,550
                                                                       =======

  Interest on amounts outstanding at December 31, 1998 is paid at an effective rate of 6.875% through March 23, 1999.

  The Credit Agreement also contains restrictive covenants which include restrictions on other debt, mergers, acquisitions and investment portfolio quality. Additionally, the Credit Agreement requires the Company to maintain certain levels of financial ratios, statutory surplus and pretax statutory net income, minimum consolidated tangible net worth, risk based capital ratio and A.M. Best Company rating and contains call provisions in the event of non-compliance. The Credit Agreement is secured by a pledge of all the capital stock of USF RE, Seaboard Life and VNAIC.

  The Company notified its lender, Fleet National Bank, that it would not meet one of its debt covenants related to the surplus level of Seaboard Life and VNAIC. The covenant was based on best estimates of the surplus of these companies when it was adopted in November, 1998. An audit of these companies, as required by the Stock Purchase Agreement to determine the purchase price, revealed that statutory surplus was less than expected in the covenant calculation. The Company expects to increase the surplus of Seaboard Life by a capital contribution in the first quarter of 1999 to cure this item and has received a waiver from Fleet National Bank for this item as of December 31, 1998. The Company also notified its lender that it is in non-compliance with one of its debt covenants related to the maintenance of a minimum level of stockholders' equity of the Company. The charge of $19,621,000 taken by the Company in connection with discontinuing the property/casualty segment through the expected sale of USF RE, caused the Company's equity to drop below 100,000,000. The Company believes that its 1999 operating results will be adequate to cure this item and has been informed that it will receive a waiver for this item upon completion of the definitive agreement for the sale of USF RE. In the event that the Company's actual results are below 1999 estimates, it has the option of paying down the debt utilizing the remaining expected free cash of $45,000,000 from the sale of USF RE and/or renegotiating this individual covenant. In the event that Company expectations to cure non-compliance with this covenant are not met, Fleet National Bank retains the option to call the note as prescribed in the Credit Agreement. The Company has received no indication that Fleet National Bank intends to call the debt. The Company was otherwise in compliance with its debt covenants at December 31, 1998. See Footnote 8 to the Company's Consolidated Financial Statements appearing elsewhere in this Form 10-K for additional discussion.

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

Note 9--Income Taxes

  Income tax expense (benefit) (in thousands of dollars) consists of:

                                                            Year Ended
                                                        December 31, 1998
                                                      ------------------------
                                                      Federal  State    Total
                                                      -------  ------  -------
     Current......................................... $ 3,994  $1,087  $ 5,081
     Current state tax benefit arising from losses
      disposal.......................................          (1,356)  (1,356)
     Deferred........................................  (2,249)    (55)  (2,304)
                                                      -------  ------  -------
       Total......................................... $ 1,745  $ (324) $ 1,421
                                                      =======  ======  =======
                                                            Year Ended
                                                        December 31, 1997
                                                      ------------------------
                                                      Federal  State    Total
                                                      -------  ------  -------
     Current......................................... $ 7,350  $  978  $ 8,328
     Deferred........................................  (1,757)    212   (1,545)
                                                      -------  ------  -------
       Total......................................... $ 5,593  $1,190  $ 6,783
                                                      =======  ======  =======
                                                            Year Ended
                                                        December 31, 1996
                                                      ------------------------
                                                      Federal  State    Total
                                                      -------  ------  -------
     Current......................................... $ 5,849  $  452  $ 6,301
     Deferred........................................  (1,154)     (5)  (1,159)
                                                      -------  ------  -------
       Total......................................... $ 4,695  $  447  $ 5,142
                                                      =======  ======  =======

  Actual tax expense differs from "expected" tax expense computed by applying the federal statutory rate to income before taxes (in thousands of dollars) as follows:

                                                        Year Ended December 31,
                                                        ----------------------
                                                         1998    1997    1996
                                                        ------  ------  ------
     Continuing operations:
       "Expected" federal tax expense.................. $5,591  $5,101  $4,829
       Tax exempt interest--net........................   (687)   (615)   (913)
       Change in valuation allowance...................    --      --     (576)
       State tax, net of federal benefit...............  1,147     881     834
       Other...........................................     37    (122)   (501)
                                                        ------  ------  ------
       Actual income tax expense from continuing
        operations..................................... $6,088  $5,245  $3,673
                                                        ------  ------  ------
       Income tax expense (benefit) attributable to
        loss from operations of discontinued segment... (3,311)  1,538   1,469
       State tax benefit from loss on disposal of
        segment........................................ (1,356)    --      --
                                                        ------  ------  ------
         Total tax expense............................. $1,421  $6,283  $5,142
                                                        ======  ======  ======

  Tax benefits arising from the loss on disposal of discontinued operations are limited due to the effect of loss disallowance rules applicable to the divestiture of USF RE which takes the form of a sale of stock.

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 1998 and 1997 are presented below (in thousands of dollars):

                        December 31,                            1998     1997
                        ------------                           -------  -------
   Deferred tax assets:
     Loss and loss adjustment expense reserves................ $ 6,395  $ 4,862
     Unearned premiums........................................   1,209    1,572
     Net operating loss carryforwards.........................   8,286      444
     Other....................................................     624      464
                                                               -------  -------
       Total deferred tax assets..............................  16,514    7,342
       Less valuation allowance...............................  (8,286)    (444)
                                                               -------  -------
       Net deferred tax assets................................   8,228    6,898
                                                               -------  -------
   Deferred tax liabilities:
     Intangibles..............................................    (486)    (536)
     Depreciation.............................................    (173)    (237)
     Policy acquisition costs.................................    (853)  (1,573)
     Net unrealized gain......................................    (106)  (3,297)
     Acquired receivables.....................................    (228)    (228)
     Other....................................................      (5)     (65)
                                                               -------  -------
       Total deferred tax liabilities.........................  (1,851)  (5,936)
                                                               -------  -------
       Net deferred income taxes.............................. $ 6,377  $   962
                                                               =======  =======

  Based on the Company's current and historical earnings, management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Valuation allowances established for uncertainties associated with the utilization of future tax benefits are revised when changes in circumstances indicate that it is more likely than not the reversal of such temporary differences will be realized. Certain tax planning strategies could be implemented to supplement income from operations to fully realize recorded tax benefits.

  Net operating loss carryforwards of $23,675,000 are available to offset future federal taxable income of subsidiaries through 2005.

Note 10--Stockholders' Equity

  The Company is authorized to issue 40,000,000 shares of common stock and 10,000,000 shares of preferred stock.

  In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million worth of its common stock. In October 1998, the Company's Board of Directors authorized the repurchase of up to an additional $5 million worth of its common stock under the Company's existing stock repurchase program. The authorization enables the Company to make repurchases from time to time in either public or private transactions. As of December 31, 1998, the Company has repurchased 619,000 shares at a cost of $6.2 million.

  The Company has a Stockholder Rights Agreement which provides that in the event any person becomes the beneficial owner of 10% or more of the outstanding common stock of the Company, each right (other than

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES rights held by the 10% stockholder) will be exercisable at a predetermined price after the close of business on the tenth business day following such event. Each right entitles the holder thereof to purchase for the then exercise price the number of shares of common stock which have a market value equal to two times the exercise price. The Plan further provides that if, on or after the occurrence of the previously mentioned event, the Company is merged with or into any other corporation, or 50% or more of the Company's assets or earning power are sold, each right (other than rights held by the 10% stockholder) will be exercisable to purchase, for the exercise price, shares of common stock of the surviving corporation or purchaser which have a market value equal to two times the exercise price. The rights expire on May 24, 2000, and can be redeemed by the Board of Directors at $.0005 per right at any time before the first date on which they first become exercisable.

Note 11--Regulatory Matters

  Presently, the Insurance Department of the Commonwealth of Massachusetts is conducting an examination of the statutory financial statements of USF RE for the years ended December 31, 1993 to 1997. The Company has received a preliminary notice that the examination will result in an adjustment of approximately $16,400,000 to policyholder's surplus for the year ended December 31, 1997 as a result of availability of more recent information showing loss reserve development. The Company believes it has recognized all such development in its 1998 financial statements.

  At December 31, 1998 and 1997, combined statutory surplus of the insurance carriers including USF RE was $150,934,000 and $112,657,000, respectively. Seaboard Life and VNAIC do not impact the consolidated income statements of the Company as their acquisition was completed effective December 31, 1998. Consolidated statutory net (loss) income for USF RE was $(637,000), $5,937,000, and $8,022,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Statutory amounts are determined on the basis of regulations promulgated by the National Association of Insurance Commissioners, which is a comprehensive basis of accounting other than Generally Accepted Accounting Principles. The more significant of these statutory accounting practices are: (1) premiums are taken into income over the terms of the policies, whereas the related acquisition and commission costs are expensed when incurred; (2) certain assets designated as "nonadmitted assets" are charged to surplus; (3) bonds are carried at amortized costs irrespective of the Company's investment portfolio activity;
(4) adjustments reflecting the equity in earnings of subsidiaries are carried to the surplus account as unrealized capital gains or losses rather than income; (5) deferred federal income tax effects for tax return timing differences are not provided; (6) gains and losses from retrospective reinsurance contracts are recognized immediately through the income statement and (7) a provision is made for unearned premiums and losses recoverable, in excess of funds held, on business reinsured with companies not qualified by license, through a charge to surplus.

  Each of the Company's insurance company subsidiaries experienced unusual values in the NAIC insurance regulatory information system ("IRIS") tests. USFIC had three unusual values on tests that measured surplus aid to surplus, two year overall operating ratio and one year reserve development to surplus. Over the last two years USFIC has been negatively impacted by medical lines underwriting results, which it assumes from USF RE as part of the intercompany pooling arrangement between the two insurers. With effect from January 1, 1999, that agreement has been cancelled and management expects the two year operating ratio and one year reserve development tests to return to more normal results. Seaboard Life experienced 6 out of 13 unusual results on its IRIS tests all but two related to surplus levels. Seaboard Life's operating results under its previous owner produced a net loss for the 1998 year so these unusual values were not unexpected. The Company expects to increase Seaboard's surplus during the first quarter of 1999. The Company believes such action, combined with returning Seaboard to profitability, is expected to return these test results to more usual values.

  The insurance subsidiaries are limited in the amount of dividends they can pay to the Company without approval of the Insurance Commissioner of the state of domicile. Such limitation is the greater of net income or

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

10% of policyholders' surplus of the preceding year. During 1999 Seaboard Life, VNAIC and USFIC the insurance carriers may pay dividends of $5,709,000 to the Company without such prior approval. In the event that the sale of USF RE is not completed, additional dividends of $9,365,000 would be available from USF RE. The insurance carriers have not paid any dividends since being acquired by the Company in 1983.

Note 12--Employee Compensation and Benefits

  The Centris Group, Inc. Employees Savings Plan is a qualified voluntary contributory 401(k) savings plan covering substantially all employees. Under the Company's plan eligible employees may contribute up to 15% of their compensation on a pre-tax basis up to the IRS allowable limit. The Company makes matching contributions to the plan on a pro-rata basis for all participants up to a maximum of 6% of each individual's compensation. For 1998, 1997 and 1996 such matching contributions were $483,000, $475,000 and $388,000, respectively.

  The Centris Group, Inc. non-qualified deferred compensation plans, adopted January 1, 1997, provide 401(k) excess salary deferrals, annual bonus deferrals and long-term incentive-performance unit plan deferrals for key employees. Under the plans, eligible employees may elect to defer a percentage of compensation, which when aggregated with amounts deferred under the qualified plan may not exceed 15% of pre-tax compensation. The Company makes matching contributions which, when aggregated with the Company's qualified plan, shall not exceed 6% of the participants compensation. For 1998 and 1997 such matching contributions were $60,149 and $73,000, respectively.

  The Centris Group, Inc. long-term incentive-performance unit plan, adopted January 1, 1997, provides for cash payment awards which qualify as performance based compensation under Section 162 of the Internal Revenue Code. Performance units are granted to key employees at the beginning of a performance period, while the actual number of performance units awarded is determined after the performance period. Performance units granted in 1998 had a unit value of $10. The performance period is three years in length, with the first performance period beginning January 1, 1997 and ending on December 31, 1999. Awards are based upon the Company meeting pre-determined return on equity (ROE) targets at the end of each fiscal year, and for purposes of the plan, ROE is the average return on equity for the three-year period. The Company must meet a minimum level of ROE over the three year period before awards, which require Board of Directors approval, will be granted. The Company has not met the ROE targets since plan adoption, accordingly no amounts are accrued under the plan. Awards granted under the plan are automatically deferred to the non-qualified deferred compensation plan. The value of awards is accrued when reasonable estimates can be made based upon the provisions of the plan and actual results.

  The Company has two fixed stock option plans under which options to purchase shares of the Company's common stock may be granted. As of December 31, 1998 options to purchase up to 1,300,000 shares have been authorized under the 1991 Employee Stock Option Plan. Options to purchase up to 140,000 shares have been authorized under the 1991 Director Stock Option Plan. Such plans allow the Company to grant incentive stock options (ISO's), nonqualified stock options (NQSO's), stock appreciation rights (SAR's) and restricted shares to key employees and directors at prices not lower than the market value at date of grant. Generally, current options granted vest 25% per year over four years from the date of grant and have a maximum term of ten years. Options are exercisable through periods ending May 28, 2001.

  The Company has adopted the disclosure-only provisions of SFAS No.123, "Accounting for Stock-based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its fixed stock option plans. Accordingly, no related compensation cost has been recognized. If the Company had elected to recognize compensation cost for its Employee and Director plans based on the fair value at the grant dates for awards under those plans, net income and earnings per share adjusted to reflect the

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

February 27, 1998 two-for-one stock split would have been reported as the proforma amounts noted below (in thousands of dollars, except per share information) consistent with the method prescribed by SFAS No.123:

                                                       Year Ended December 31,
                                                       -------------------------
                                                         1998     1997    1996
                                                       --------  ------- -------
     Net Income
       As reported.................................... $(13,382) $15,212 $15,020
       Pro forma...................................... $(13,988) $14,958 $14,762
     Diluted income per share
       As reported.................................... $  (1.09) $  1.25 $  1.26
       Pro forma...................................... $  (1.14) $  1.23 $  1.24

  The fair value of each option grant subsequent to December 15, 1994 used to compute proforma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997: dividend yield of 1.4%, expected volatility of 20%, a risk free interest rate of 6% and an expected holding period of 4 years. Weighted average assumptions used for 1996 were: dividend yield of 1.4%, expected volatility of 15%, a risk free interest rate of 5%; and an expected holding period of 4 years. The pro forma net income figures disclosed above may not be representative of the effects on reported net income to be reported in future years.

  The status of all options granted, adjusted to reflect the February 27, 1998 two-for-one stock split, is as follows:

                                              December 31, 1998
                         ---------------------------------------------------------------
                                1998                 1997                  1996
                         -------------------- -------------------- ---------------------
                                    Weighted-            Weighted-             Weighted-
                                     Average              Average               Average
                                    Exercise             Exercise              Exercise
                          Shares      Price    Shares      Price     Shares      Price
                         ---------  --------- ---------  --------- ----------  ---------
Outstanding--beginning
 of year................   975,200   $ 8.48     911,300   $ 7.02    1,205,200    $6.78
Granted.................   495,400    12.46     321,000    10.08       30,000     8.50
Exercised...............   (42,500)    8.21    (247,100)    5.18     (311,000)    5.87
Canceled................       --       --      (10,000)    8.04      (12,900)    8.85
                         ---------   ------   ---------   ------   ----------    -----
Outstanding--end of
 year................... 1,428,100   $ 9.87     975,200   $ 8.48      911,300    $7.02
                         =========   ======   =========   ======   ==========    =====
Options exercisable at
 year end...............   772,200   $ 8.16     639,200   $ 7.68      630,800    $6.57
                         =========   ======   =========   ======   ==========    =====
Weighted-average fair
 value of options
 granted during the
 year...................             $ 3.02               $ 2.32                 $1.44
                                     ======               ======                 =====

  The following table summarizes information about fixed stock options outstanding adjusted to reflect the February 27, 1998 two-for-one stock split at December 31, 1998:

                            Options Outstanding            Options Exercisable
                   -------------------------------------- ---------------------
                                                Weighted-             Weighted-
                     Number    Weighted-Average  Average    Number     Average
     Range of      Outstanding    Remaining     Exercise  Exercisable Exercise
 Exercise Prices   at 12/31/98 Contractual Life   Price   at 12/31/98   Price
 ---------------   ----------- ---------------- --------- ----------- ---------
$4.50 to $7.......    319,400      3 Years       $ 6.77     319,400    $ 6.77
$8 to $10.16......    335,800      2 Years         8.74     315,800      8.70
$10.17 to $13.69..    772,900      9 Years        11.64     137,000     10.19
                    ---------                               -------
  Total...........  1,428,100                               772,200
                    =========                               =======

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

Note 13--Segment Information

  Certain information about the Company's operations by industry segment is summarized as follows (in thousands of dollars):

                                                     Year Ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    -------- -------- --------
   Medical lines
   Revenues:
     Premiums earned............................... $105,116 $103,479 $ 84,179
     Commissions and fees..........................   34,829   33,335   26,722
     Net investment income.........................    4,002    3,605    3,312
                                                    -------- -------- --------
       Total revenues..............................  143,947  140,419  114,213
   Operating expenses:
     Losses and loss adjustment expenses...........   90,622   82,760   58,095
     Policy acquisition expense....................   35,489   35,003   28,526
     General and administrative expenses...........   13,970   13,328   10,111
                                                    -------- -------- --------
       Total operating expenses....................  140,081  131,091   96,732
                                                    -------- -------- --------
   Income before income taxes...................... $  3,866 $  9,328 $ 17,481
                                                    ======== ======== ========
   Specialty lines
   Revenues:
     Premiums earned............................... $  6,319 $  6,034 $  5,153
     Net investment income.........................    1,182    1,004    1,091
                                                    -------- -------- --------
       Total revenues..............................    7,501    7,038    6,244
   Operating expenses:
     Losses and loss adjustment expenses...........    4,887    4,830    4,199
     Policy acquisition expense....................    1,226      994      638
     General and Administrative expense............      807    1,129    2,111
                                                    -------- -------- --------
       Total operating expenses....................    6,920    6,953    6,948
                                                    -------- -------- --------
   Income (loss) before income taxes............... $    581 $     85 $   (704)
                                                    ======== ======== ========
   Holding company
   Revenues:
     Net investment income......................... $    100 $     62 $     58
     Realized capital gains........................   16,768   10,213    2,126
                                                    -------- -------- --------
       Total revenues..............................   16,868   10,275    2,184
   Operating expenses:
     General and Administrative expenses...........    3,190    2,741    2,555
     Interest expense..............................    2,151    2,373    2,610
                                                    -------- -------- --------
       Total operating expenses....................    5,341    5,114    5,165
                                                    -------- -------- --------
   Income (loss) before income taxes............... $ 11,527 $  5,161 $ (2,981)
                                                    ======== ======== ========

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
   Continuing operations
   Revenues:
     Premiums earned................................ $111,435 $109,513 $ 89,332
     Commissions and fees...........................   34,829   33,335   26,722
     Net investment income..........................    5,284    4,671    4,461
     Realized investment gains......................   16,768   10,213    2,126
                                                     -------- -------- --------
       Total revenues...............................  168,316  157,732  122,641
   Operating expenses:
     Losses and loss adjustment expenses............   95,509   87,590   62,294
     Policy acquisition expense.....................   36,715   35,997   29,164
     General and Administrative expense.............   17,967   17,198   14,777
     Interest expense...............................    2,151    2,373    2,610
                                                     -------- -------- --------
       Total operating expenses.....................  152,342  143,158  108,845
                                                     -------- -------- --------
   Income before income taxes....................... $ 15,974 $ 14,574 $ 13,796
                                                     ======== ======== ========
   Identifiable Assets:
   Medical lines....................................  373,864  110,749   87,228
   Specialty lines..................................   42,139   34,242   31,128
   Holding company..................................    5,035    5,569    4,528
   Discontinued operations..........................  225,407  192,688  165,859
                                                     -------- -------- --------
       Total........................................ $646,445 $343,248 $288,743
                                                     ======== ======== ========

Note 14--Commitments and Contingencies

  The Company leases certain facilities and equipment under long-term operating leases which expire at various dates through 2007. Total rent expense, including month-to-month rentals, was $1,749,000 in 1998, $1,635,000 in 1997 and $1,273,000 in 1996.

  Future minimum noncancelable lease commitments (in thousands of dollars) are as follows:

       Year Ending December 31,
       ------------------------
          1999..........................................................   1,779
          2000..........................................................   1,829
          2001..........................................................   1,823
          2002..........................................................   1,643
          2003..........................................................   1,649
          Thereafter....................................................   5,485
                                                                         -------
                                                                         $14,208
                                                                         =======

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

Note 15--Income per Share

  Reconciliation of income and outstanding shares and related per share amounts adjusted to reflect the February 27, 1998 two-for-one stock split, is presented below (in thousands of dollars, except per share data):

                                                     Year Ended December 31,
                                                     -------------------------
                                                       1998     1997    1996
                                                     --------  ------- -------
   Income (Numerator)
   Income (loss) applicable to common stock for
    Basic and Diluted income per share:
     Income from continuing operations.............  $  9,886  $ 9,329 $10,123
     Discontinued operations.......................   (23,268)   5,883   4,897
                                                     --------  ------- -------
     Net (loss) income.............................  $(13,382) $15,212 $15,020
     Change in net unrealized investment gains, net
      of tax.......................................    (5,938)     261  (1,351)
                                                     --------  ------- -------
     Comprehensive (loss) income applicable to
      common stock.................................  $(19,320) $15,473 $13,669
                                                     ========  ======= =======

   Weighted Average Shares (Denominator)
   Basic Shares....................................    12,037   11,980  11,732
     Effect of dilutive securities stock options...       241      174     218
                                                     --------  ------- -------
   Diluted Shares..................................    12,278   12,154  11,950
                                                     ========  ======= =======

   Basic Income Per Share
   Income from continuing operations...............  $    .82  $   .78 $   .86
   Discontinued operations.........................     (1.93)     .49     .42
                                                     --------  ------- -------
   Net (loss) income...............................  $  (1.11) $  1.27 $  1.28
                                                     ========  ======= =======
   Comprehensive net (loss) income.................  $  (1.61) $  1.29 $  1.17
                                                     ========  ======= =======

   Diluted Income Per Share
   Income from continuing operations...............  $    .81  $   .77 $   .85
   Discontinued operations.........................     (1.90)     .48     .41
                                                     --------  ------- -------
   Net (loss) income...............................  $  (1.09) $  1.25 $  1.26
                                                     ========  ======= =======
   Comprehensive net (loss) income.................  $  (1.57) $  1.27 $  1.14
                                                     ========  ======= =======

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

Note 16--Comprehensive Income

  The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" during 1998. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's Comprehensive Income is comprised of net income plus the tax effected increase or decrease in unrealized gains occurring during the period. The Company now reports the change in net unrealized investment gains, after tax, on its statements of stockholders' equity to arrive at comprehensive net income. All prior period statements of stockholders' equity have been restated to reflect application of this statement. The components of the change in net unrealized investment gains, after tax, (in thousands of dollars) are as follows:

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
   Net realized investment gains...................  $ 16,768  $10,213  $ 2,126
   Income tax expense applicable to net realized
    investment gains...............................    (5,869)  (3,575)    (744)
                                                     --------  -------  -------
   Net realized investment gains, after tax........    10,899    6,638    1,382
   Net unrealized investment gains arising during
    the year, after tax(a).........................     4,961    6,899    2,733
   Net unrealized gains reclassed to realized gains
    for investments sold...........................   (10,899)  (6,638)  (1,382)
                                                     --------  -------  -------
   Change in net unrealized investment gains, after
    tax............................................  $ (5,938) $   261  $ 1,351
                                                     ========  =======  =======

--------
(a) Net of income tax expense of $2.7 million, $3.7 million and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                   THE CENTRIS GROUP, INC. AND SUBSIDIARIES

 Report on Managements' Responsibilities

  The accompanying consolidated financial statements were prepared by the Company, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles, appropriate in the circumstances, and necessarily include some amounts that are based upon the Company's best estimates and judgment. Financial information presented elsewhere in this Annual Report is consistent with these accompanying consolidated financial statements.

  The accounting systems and controls of the Company are designed to provide assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition.

  The Company's consolidated financial statements have been audited by KPMG LLP, independent certified public accountants, whose audits thereon were made in accordance with generally accepted auditing standards and included a review of internal accounting controls to the extent necessary to design audit procedures aimed at gathering sufficient evidence to assess their opinion on the fairness or presentation of the consolidated financial statements. The auditors have full access to each member of management in conducting their audits, and their report is contained elsewhere in this Annual Report.

  The Audit Committee of the Board of Directors, comprised solely of non-employee, independent directors meets regularly with management and the independent accountants to review the work and procedures of each. The independent accountants have free access to the Audit Committee, without management being present, to discuss the results of their work and their opinions on the adequacy of the Company's accounting controls and the quality of the Company's financial reporting. The Board of Directors, upon the recommendation of the Audit Committee, appoints the independent public accountants, subject to annual stockholder approval.

/s/ David L. Cargile                         /s/ Charles M. Caporale
David L. Cargile                             Charles M. Caporale
Chairman of the Board, President             Senior Vice President, Treasurer
and Chief Executive Officer                  and Chief Financial Officer

                 SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  Selected quarterly financial data for 1998, 1997 and 1996 (in thousands of dollars, except per share data) is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

                                              1st      2nd      3rd      4th
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  --------
1998
Revenues(a)...............................  $37,961  $41,208  $42,513  $ 46,634
Income from continuing operations before
 income taxes(a)..........................    4,300    5,174    5,351     1,149
Net (loss) income.........................    4,234    4,501   (1,184)  (20,933)
Change in net unrealized gains, after tax.      661     (629)    (469)   (5,501)
                                            -------  -------  -------  --------
Comprehensive net (loss) income...........  $ 4,895  $ 3,872  $(1,653) $(26,434)
                                            =======  =======  =======  ========
Basic earnings per share:
  Continuing operations...................  $   .35  $   .42  $   .44  $    .10
                                            =======  =======  =======  ========
  Net income..............................  $   .35  $   .37  $ ( .10) $  (1.80)
                                            =======  =======  =======  ========
  Comprehensive income....................  $   .40  $   .32  $ ( .14) $  (2.27)
                                            =======  =======  =======  ========
Diluted earnings per share:
  Continuing operations...................  $   .35  $   .41  $   .44  $    .10
                                            =======  =======  =======  ========
  Net income..............................  $   .34  $   .36  $  (.10) $  (1.78)
                                            =======  =======  =======  ========
  Comprehensive income....................  $   .39  $   .31  $  (.14) $  (2.25)
                                            =======  =======  =======  ========

1997
Revenues(a)...............................  $35,750  $36,410  $44,249  $ 41,323
Income from continuing operations before
 income taxes(a)..........................    3,184    2,817    4,312     4,261
Net (loss) income.........................    3,660    3,748    4,026     3,778
  Change in net unrealized gains, after
   tax....................................   (2,139)   4,327   (3,789)    1,862
                                            -------  -------  -------  --------
Comprehensive net (loss) income...........  $ 1,521  $ 8,075  $   237  $  5,640
                                            =======  =======  =======  ========
Basic earnings per share:
  Continuing operations...................  $   .27  $   .24  $   .36  $    .35
                                            =======  =======  =======  ========
  Net income..............................  $   .31  $   .32  $   .33  $    .32
                                            =======  =======  =======  ========
  Comprehensive income....................  $   .13  $   .68  $   .02  $    .48
                                            =======  =======  =======  ========
Diluted earnings per share:
  Continuing operations...................  $   .26  $   .23  $   .35  $    .35
                                            =======  =======  =======  ========
  Net income..............................  $   .30  $   .31  $   .33  $    .31
                                            =======  =======  =======  ========
  Comprehensive income....................  $   .12  $   .66  $   .02  $    .46
                                            =======  =======  =======  ========


                                                1st      2nd      3rd     4th
                                              Quarter  Quarter  Quarter Quarter
                                              -------  -------  ------- -------
1996
Revenues(a).................................. $30,095  $28,529  $30,480 $33,537
Income from continuing operations before
 income taxes(a).............................   3,540    2,911    2,954   4,391
Net (loss) income............................   3,808    3,585    3,709   3,918
  Change in net unrealized gains, after tax..  (3,165)    (558)     682   1,690
                                              -------  -------  ------- -------
Comprehensive net (loss) income.............. $   643  $ 3,027  $ 4,391 $ 5,608
                                              =======  =======  ======= =======
Basic earnings per share:
  Continuing operations...................... $   .31  $   .24  $   .25 $   .37
                                              =======  =======  ======= =======
  Net income................................. $   .33  $   .30  $   .32 $   .33
                                              =======  =======  ======= =======
  Comprehensive income....................... $   .06  $   .25  $   .38 $   .47
                                              =======  =======  ======= =======
Diluted earnings per share:
  Continuing operations...................... $   .30  $   .24  $   .25 $   .37
                                              =======  =======  ======= =======
  Net income................................. $   .32  $   .30  $   .31 $   .33
                                              =======  =======  ======= =======
  Comprehensive income....................... $   .05  $   .25  $   .37 $   .47
                                              =======  =======  ======= =======

--------
(a) Amounts have been reclassified to reflect the Company's property/casualty reinsurance operations as discontinued operations.

                         INDEPENDENT AUDITORS' REPORT

  Under date of March 26, 1999, we reported on the consolidated balance sheets of The Centris Group, Inc. and Subsidiaries as of December 31, 1998 and 1997, and related consolidated income statements, statements of stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998 as contained in the 1998 Annual Report to Stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

  In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP


Los Angeles, California
March 26, 1999

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                       SCHEDULE I--SUMMARY OF INVESTMENTS

                               December 31, 1998

                                                                     Amount At
                                                                    Which Shown
                                                                    On Balance
                                               Cost(/1/) Value(/1/)    Sheet(/1/)
                                               --------- ---------- -----------
                                                    (Dollars in thousands)
   Fixed maturities:
    Bonds:
     United States Government agencies and
      authorities............................  $212,376   $213,380   $213,380
     States, municipalities and political
      subdivisions...........................    26,059     26,215     26,215
     Foreign governments.....................     8,965      8,980      8,980
     All other corporate bonds...............    23,365     23,584     23,584
                                               --------   --------   --------
       Total fixed maturities................   270,765    272,159    272,159
                                               ========   ========   ========
   Equity securities:
    Preferred stocks:
     Industrial and miscellaneous............     1,514      1,514      1,514
    Common stocks:
     Industrial and miscellaneous............    13,448     12,336     12,336
                                               --------   --------   --------
       Total.................................    14,962     13,850     13,850
                                               ========   ========   ========
   Other invested assets.....................       --         --         --
   Short-term investments....................     6,454      6,454      6,454
                                               --------   --------   --------
       Total investments.....................  $292,181   $292,463   $292,463
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

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                    SCHEDULE II--CONDENSED INCOME STATEMENTS

                               THE CENTRIS GROUP
                             (Parent Company Only)

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
                                                     (Dollars in thousands)
Revenues:
  Dividends from subsidiaries...................... $ 14,839  $ 4,000  $ 4,000
  Other............................................      100       62       58
                                                    --------  -------  -------
    Total revenues.................................   14,939    4,062    4,058
Operating expenses:
  Other general and administrative.................   20,797      990      896
  Interest.........................................    2,151    2,373    2,610
                                                    --------  -------  -------
    Total operating expenses.......................   22,948    3,363    3,506
                                                    --------  -------  -------
Income (loss) before income taxes..................   (8,009)     699      552
Income tax benefits................................   (1,244)  (1,420)  (1,652)
                                                    --------  -------  -------
Income (loss) before equity in earnings of
 subsidiaries......................................   (6,765)   2,119    2,204
Equity in earnings of subsidiaries.................   (6,617)  13,093   12,816
                                                    --------  -------  -------
Net income......................................... $(13,382) $15,212  $15,020
                                                    ========  =======  =======

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                     SCHEDULE II--CONDENSED BALANCE SHEETS

                               THE CENTRIS GROUP
                             (Parent Company Only)

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                                (Dollars in
                                                                thousands)
                           ASSETS
                           ------

Cash........................................................ $    488  $  1,548
Investment in and due from affiliates.......................  180,950   146,164
Other assets................................................    4,547     4,021
                                                             --------  --------
    Total assets............................................ $185,985  $151,733
                                                             ========  ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Note payable................................................ $ 72,550  $ 32,500
Accounts payable and accrued expenses.......................   22,401     1,643
                                                             --------  --------
    Total liabilities.......................................   94,951    34,143
                                                             --------  --------
Stockholders' equity:
  Common stock..............................................      125       124
  Paid-in capital...........................................   46,417    46,188
  Net unrealized investment gain............................      183     6,121
  Retained earnings.........................................   51,809    66,654
                                                             --------  --------
                                                               98,534   119,087
  Less treasury stock, at cost..............................   (7,500)   (1,497)
                                                             --------  --------
    Total stockholders' equity..............................   91,034   117,590
                                                             --------  --------
    Total liabilities and stockholders' equity.............. $185,985  $151,733
                                                             ========  ========

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II--CONDENSED STATEMENTS OF CASH FLOWS

                            THE CENTRIS GROUP, INC.
                             (Parent Company Only)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.............................. $(13,382) $ 15,212  $ 15,020
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Increase (decrease) in accounts payable and
     accrued expenses............................    1,137      (361)     (224)
    Increase in other assets.....................     (526)     (132)   (1,464)
    Loss on disposition of discontinued
     operations..................................   19,621       --        --
    Equity in income of and change in due from
     affiliates..................................   (3,470)  (10,286)  (14,140)
                                                  --------  --------  --------
      Net cash provided by operating activities..    3,380     4,433      (808)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable.....................   42,700       --        --
  Payment on notes payable.......................   (2,650)   (2,500)      --
  Payments to acquire treasury stock.............   (6,216)      --        --
  Proceeds from issuance of common stock.........      443     1,194     2,044
  Dividends paid.................................   (1,463)   (1,441)   (1,410)
                                                  --------  --------  --------
      Net cash provided by (used in) financing
       activities................................   32,814    (2,747)      634
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investment in affiliates...........  (37,254)     (779)      --
                                                  --------  --------  --------
  Net (decrease) increase in cash................   (1,060)      907      (174)
  Cash at beginning of year......................    1,548       641       815
                                                  --------  --------  --------
  Cash at end of year............................ $    488  $  1,548  $    641
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
  Interest....................................... $  2,090  $  2,303  $  2,498
  Income taxes................................... $  6,896  $  4,366  $  4,771

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                                                                                          Amortization
                                                                               Benefits,       of
                      Deferred     Future policy                                claims,     deferred
                       policy    benefits, losses,                     Net     losses and    policy      Other     Net
                     acquisition  claims and loss  Unearned Premium investment settlement acquisition  operating premiums
      Segment           costs        expenses      premiums revenue   income    expenses     costs     expenses  written
      -------        ----------- ----------------- -------- ------- ---------- ---------- ------------ --------- --------
                                                            (Dollars in thousands)
        1998
        ----
Medical lines......    $  --           75,056          565  105,115    4,002     90,622      35,489     13,968   105,114
Specialty lines....      (636)         20,962       13,188    6,320    1,182      4,887       1,226        807     4,798
                       ------         -------       ------  -------   ------    -------      ------     ------   -------
Continuing Ops. ...      (636)         96,018       13,753  111,435    5,184     95,509      36,715     14,775   109,912
Discontinued Ops. .     3,072         104,890       18,521   64,002    7,196     62,366      13,447      2,968    60,344
                       ------         -------       ------  -------   ------    -------      ------     ------   -------
 Total.............    $2,436         200,908       32,274  175,437   12,380    157,875      50,162     17,743   170,256
                       ======         =======       ======  =======   ======    =======      ======     ======   =======
        1997
        ----
Medical lines......    $  --           24,177          110  103,479    3,604     82,678      36,832     10,842   103,479
Specialty lines....       301          11,866        7,152    6,034    1,005      4,912         954      1,826     6,663
                       ------         -------       ------  -------   ------    -------      ------     ------   -------
Continuing Ops. ...       301          36,043        7,262  109,513    4,609     87,590      37,786     12,668   110,142
Discontinued Ops. .     4,194          80,758       22,987   50,020    6,420     37,481       8,410      3,429    55,408
                       ------         -------       ------  -------   ------    -------      ------     ------   -------
 Total.............    $4,495         116,801       30,249  159,533   11,029    125,071      46,196     16,097   165,550
                       ======         =======       ======  =======   ======    =======      ======     ======   =======
        1996
        ----
Medical lines......    $   --          17,836           65   84,179    3,312     58,076      30,556      8,218    84,174
Specialty lines....       302           8,462        5,346    5,153    1,091      4,218         583      2,029     5,229
                       ------         -------       ------  -------   ------    -------      ------     ------   -------
Continuing Ops. ...       302          26,298        5,411   89,332    4,403     62,294      31,139     10,247    89,403
Discontinued Ops. .     3,342          68,371       17,525   34,792    5,686     25,879       6,040      2,193    38,575
                       ------         -------       ------  -------   ------    -------      ------     ------   -------
 Total.............    $3,644          94,669       22,936  124,124   10,089     88,173      37,179     12,440   127,978
                       ======         =======       ======  =======   ======    =======      ======     ======   =======

                    THE CENTRIS GROUP, INC. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE

              Insurance Premiums Earned                1998     1997     1996
              -------------------------               -------  -------  -------
                                                      (Dollars in thousands)
Medical Lines:
  Gross amount (direct)..............................     --       --       --
  Ceded to other companies...........................     --       195      --
  Assumed from other companies....................... 105,115  103,674   84,179
  Net amount......................................... 105,115  103,479   84,179
  Percentage of amount assumed to net................   100.0%   100.2%   100.0%

Specialty Lines:
  Gross amount (direct)..............................  22,278   11,986   10,279
  Ceded to other companies...........................  15,958    5,952    5,126
  Assumed from other companies.......................     --       --       --
  Net amount.........................................   6,320    6,034    5,153
  Percentage of amount assumed to net................     --       --       --

Discontinued Operations:
  Gross amount (direct)..............................     --       --       --
  Ceded to other companies...........................  19,202   16,950   15,743
  Assumed from other companies.......................  83,204   66,970   50,535
  Net amount.........................................  64,002   50,020   34,792
  Percentage of amount assumed to net................   130.0%   133.9%   145.2%

Total:
  Gross amount (direct)..............................  22,278   11,986   10,279
  Ceded to other companies...........................  35,160   23,097   20,869
  Assumed from other companies....................... 188,319  170,644  134,714
  Net amount......................................... 175,437  159,533  124,124
  Percentage of amount assumed to net................   107.3%   107.0%   108.5%