Form 10-Q
period 1999-03-31
CENTRIS GROUP INC
filed 1999-05-17
CIK 798085

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file Number: 001-12099


                            The Centris Group, Inc.
                            -----------------------
            (Exact name of Registrant as specified in its charter)


                 DELAWARE                            33-0097221
                 --------                            ----------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)          Identification Number)


          650 Town Center Drive, Suite 1600, Costa Mesa, CA   92626
          -----------------------------------------------------------
              (Address of principal executive offices)     (Zip code)


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

                         YES   [X]            NO   [_]

Number of shares outstanding of each class of the Registrant's Common Stock as of May 7, 1999:

Common Stock, par value $.01 per share:  11,606,476
Common Stock Purchase Rights:            11,606,476

                                     INDEX


Part I    FINANCIAL INFORMATION

  Item 1.   FINANCIAL INFORMATION
            Unaudited Condensed Consolidated Financial Statements:

        Balance Sheets as of March 31, 1999 and
            December 31, 1998............................................    3

        Income Statements for the Quarters Ended
            March 31, 1999 and 1998......................................    4

        Statements of Cash Flows for the Quarters Ended
            March 31, 1999 and 1998......................................    5

        Notes to Condensed Consolidated Financial Statements.............    6

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS................   10

  Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK..................................................   19

Part II   OTHER INFORMATION

  Item 6.   EXHIBITS and REPORTS ON FORM 8-K.............................   20

SIGNATURES...............................................................   21

                         PART I FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION
        Unaudited Condensed Consolidated Financial Statements:

                            The Centris Group, Inc.
                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)

ASSETS                                                March 31, 1999   December 31, 1998
                                                      --------------   -----------------
Investments, at market (amortized cost $283,185 at
   March 31, 1999, $292,181 at December 31, 1998)        $287,769           $292,463
Cash and invested cash                                     12,828             15,789
Restricted cash and short-term investments                 35,143             29,799
Accrued investment income                                   4,321              3,119
Assets held for transfer under pending
   reinsurance agreement                                   97,751             99,369
Receivables:
   Reinsurance losses and reserves                        109,940            101,644
   Premiums                                                51,413             57,558
Prepaid reinsurance premiums                               15,514             14,507
Deferred policy acquisition costs                           1,517              2,436
Other assets                                               31,388             29,761
                                                         --------           --------
          Total assets                                   $647,584           $646,445
                                                         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Insurance liabilities:
      Amounts due insurance companies                     116,547            118,501
      Losses and loss adjustment expenses                 211,122            200,908
      Unearned premiums                                    31,096             32,274
   Pending transferable reinsurance                        96,580             99,369
   Note payable                                            72,550             72,550
   Accounts payable and accrued expenses                   30,926             31,809
                                                         --------           --------
          Total liabilities                               558,821            555,411

Stockholders' Equity                                       88,763             91,034
                                                         --------           --------
          Total liabilities and stockholders' equity     $647,584           $646,445
                                                         ========           ========

See accompanying notes to condensed consolidated financial statements.

                            The Centris Group, Inc.
                   Condensed Consolidated Income Statements
                 (Dollars in thousands, except per share data)

                                                         Quarter ended March 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
Revenues:

   Premiums earned                                         $22,053      $27,468
   Managed and withdrawal lines                             13,912           --
   Commissions and fees                                      8,515        8,538
   Net investment income                                     1,936        1,314
   Realized investment gains (losses)                          (13)         641
                                                           -------      -------
     Total revenues                                         46,403       37,961
                                                           -------      -------

Operating Expenses:

   Losses and loss adjustment expenses incurred             18,236       19,487
   Managed and withdrawal lines                             13,912           --
   Policy acquisition expenses                               6,705        9,422
   General and administrative expenses                       4,486        4,196
   Interest                                                  1,098          556
                                                           -------      -------
     Total operating expenses                               44,437       33,661
                                                           -------      -------
Income from continuing operations before income taxes        1,966        4,300
   Income tax expense                                          723        1,677
                                                           -------      -------
Income from continuing operations                          $ 1,243      $ 2,623
Income from discontinued operations                             --        1,611
                                                           -------      -------
Net income                                                 $ 1,243      $ 4,234
                                                           =======      =======
Basic income per share:
Income from continuing operations                          $   .11      $   .22
Discontinued operations                                         --          .13
                                                           -------      -------
Net income                                                 $   .11      $   .35
                                                           =======      =======
Diluted income per share:
Income from continuing operations                          $   .11      $   .21
Discontinued operations                                         --          .13
                                                           -------      -------
Net income                                                 $   .11      $   .34
                                                           =======      =======

See accompanying notes to condensed consolidated financial statements.

                            The Centris Group, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                         Quarter ended March 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
Cash (used in) provided by operating activities:          $ (1,960)    $  6,058

Cash flows from investing activities:
   Purchases of fixed maturity investments                 (17,059)     (14,745)
   Purchases of equity securities                             (231)      (2,814)
   Proceeds from sales of investment securities             22,653       11,907
   Net purchases of short term investments                  (5,737)        (559)
   Purchases of property and equipment                        (294)         (69)
                                                          --------     --------
Cash used in investing activities                             (668)      (6,280)
                                                          --------     --------
Cash flows from financing activities:
   Dividends paid                                             (342)        (374)
   Exercise of stock options                                     9          117
   Payments on note payable                                     --       (1,325)
                                                          --------     --------
Cash used in financing activities                             (333)      (1,582)
                                                          --------     --------
Net decrease in cash and invested cash                      (2,961)      (1,804)
Cash and invested cash at beginning of period               15,789       11,122
                                                          --------     --------
Cash and invested cash at end of period                   $ 12,828     $  9,318
                                                          ========     ========
Supplemental disclosure of cash flow information:
Interest paid                                             $  1,029     $    567
                                                          ========     ========
Income taxes paid, net                                    $     64     $  1,184
                                                          ========     ========

See accompanying notes to condensed consolidated financial statements.

                            The Centris Group, Inc.
              Notes to Condensed Consolidated Financial Statements

1.   General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the 1998 Annual Report to the Securities and Exchange Commission on Form 10-K of The Centris Group, Inc. (the "Company").

2.  Changes in Capital Structure
On February 3, 1998, the Company announced that its Board of Directors had authorized a two-for-one split of its common stock in the form of a 100% stock dividend to stockholders of record as of February 18, 1998. Certificates reflecting the stock split were issued February 27, 1998. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been adjusted retroactively for all periods presented to reflect this change in capital structure.

On September 3, 1998, the Company announced that its Board of Directors had authorized up to $5,000,000 for the repurchase of shares of the Company's stock. On October 13, 1998 the Company announced that the Board of Directors had authorized the repurchase of an additional $5,000,000 of its common stock under its existing repurchase program. Through March 31, 1999 the Company has acquired 619,000 common shares at a cost of $6.2 million.

3.  Reinsurance Agreement
In connection with the December 31, 1998 acquisition of Seaboard Life, the seller separately negotiated a reinsurance agreement with Life Re for its Individual Life and Annuity business to be retroactively effective as of July 1,1998. The Company has classified the liabilities relating to this agreement as pending transferable reinsurance and has classified the related assets as assets held for transfer. The Company and Life Re have extended the closure date of the reinsurance transaction to June 30, 1999 in order to complete the process of securing insurance department approvals in Indiana and California.
On a statutory basis, premium and losses ceded in the first quarter of 1999 were $1,544,103. Such amounts have no effect on the consolidated income statement of the Company for the period. Any income earned or loss incurred from the

Individual Life and Annuity business line is credited or charged to the reinsurer. During the first quarter of 1999, $1,171,000 was credited to the reinsurer.

4.  Discontinued Operations
The Company announced discontinuance of its property/casualty reinsurance segment as of December 31, 1998 and recorded a $19.6 million reserve for anticipated future costs associated with the discontinuance. On March 31, 1999, the Company signed a definitive agreement with Folksamerica Holdings for the sale to Folksamerica of its property/casualty reinsurance subsidiary, USF RE INSURANCE COMPANY (USF RE), for $92,500,000. Terms of the sale include a cash payment of $71,750,000 and a $20,750,000 5-year interest bearing note. The note is subject to adjustment based on future loss development. As described below, for the quarter ended March 31, 1999, a net loss of $1.1 million from discontinued operations was charged against the reserve.

Results of operations for the discontinued property/casualty reinsurance operations (in thousands of dollars) are as follows:

                                                          Quarter Ended
                                                            March 31,
                                                            ---------
                                                      1999              1998
                                                      ----              ----
Revenues                                             $15,064           $15,957
                                                     =======           =======
Income (loss) before income taxes                    $(1,750)          $ 1,883
Provision (benefit) for income taxes                    (636)              272
                                                     -------           -------
Net income (loss)                                    $(1,114)          $ 1,611
                                                     =======           =======

5.  Managed and Withdrawal Lines
In connection with its acquisition of the VASA Group companies, the Company agreed to run off the remaining VASA Group medical stop-loss, group term life insurance and other medical lines business in exchange for a fee that was included within the purchase price. The seller is providing loss protection for the run-off of this business so that the Company will have neither an underwriting gain nor incur an underwriting loss on such business. Such items are reported as "Managed and withdrawal lines" revenues and expenses in the Company's income statement. During the first quarter of 1999, receivables due from the seller of $1,564,000 related to this loss protection were recorded.

6.  Note Payable
In December 1998, the Company amended its bank Credit Agreement to provide an additional $40 million for the purchase of Seaboard Life Insurance Company (USA) and VASA North America, Inc. and subsidiaries. Amounts bear interest at LIBOR plus a margin, currently .75%. The amended Credit Agreement includes a required commitment reduction of $25 million on the earlier of (a) the completion of the sale of USF RE or (b) June 30, 1999. The Company believes that proceeds from the expected sale of USF RE will be used to meet the commitment reduction. The

Company's Credit Agreement contains certain covenants, restrictions and dividend payment limitations and call provisions in the event of non-compliance. The Company notified its lender that as of December 31, 1998, it would not meet one of its debt covenants related to the statutory surplus level of Seaboard Life and Vasa North Atlantic Insurance Company("VNAIC"), for which the lender granted a waiver. During the quarter ended March 31, 1999, the Company increased the surplus of Seaboard Life through a capital contribution and cured this non-compliance item. The Company has also notified its lender that it failed to comply with four of its debt covenants as of March 31,1999. Such non-compliance is the result of the sale of USF RE (See Note 4, herein) and the charge of $19,621,000 taken by the Company in connection with discontinuing the property/casualty reinsurance segment. The Company is currently involved in discussions with its lender to obtain a debt covenant waiver through the date of the expected close of the USF RE sale transaction and expects to subsequently revise its covenant requirements through renegotiation of its Credit Agreement to reflect the corresponding loan repayment during the second quarter of 1999. Upon closure of the USF RE sale, the Company has the option of paying down the debt utilizing the remaining expected free cash of $45,000,000 from the sale of USF RE. In the event that Company expectations to cure non-compliance with this covenant are not met, the lender retains the option to call the note as prescribed in the Credit Agreement. The Company has received no indication that its lender intends to call the debt.


7.  Income Per Share
Reconciliation of income and outstanding shares and related per share amounts adjusted to reflect the February 27, 1998 two-for-one stock split, is presented below (in thousands of dollars, except per share data):

Quarter ended March 31,                                    1999       1998
----------------------------------------------------------------------------
Income (Numerator)
Income applicable to common stock
for Basic and Diluted income
per share:

          Income from continuing operations               $ 1,243    $ 2,623
          Discontinued operations                              --      1,611
                                                          -------    -------
          Net income                                      $ 1,243    $ 4,234
                                                          =======    =======
Weighted Average Shares (Denominator)
      Basic Shares                                         11,596     12,167
Effect of dilutive securities
          Common Stock Equivalents                            196        278
                                                          -------    -------
      Diluted Shares                                       11,792     12,445
                                                          =======    =======
Basic Income Per Share
Income from continuing operations                         $   .11    $   .22
Discontinued operations                                        --        .13
                                                          -------    -------
Net income                                                $   .11    $   .35
                                                          =======    =======
Diluted Income Per Share
Income from continuing operations                         $   .11    $   .21
Discontinued operations                                        --        .13
                                                          -------    -------
Net income                                                $   .11    $   .34
                                                          =======    =======

8.  Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income" was adopted by the Company effective January 1, 1998. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income (loss) for the quarterly periods ended March 31, 1999 and 1998 was $(1,919,000) and $4,895,000, respectively. The
Company's Comprehensive Income is comprised of net income for the period plus the tax effected increase or decrease in unrealized investment gains occurring during the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Operations

General
In the first quarter of 1999 the Company continued its transformation into a specialty insurance company focused on medical and related niche markets. The 1999 period includes completion of a definitive agreement for the sale of the Company's USF RE subsidiary, significant changes in the Company's risk retention profile and was the first quarterly period which included the VASA Group companies, acquired December 31, 1998. These major transactions, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31,1998 (1998 Form 10-K), are reflected in the 1999 first quarter period and result in reduced premiums and level commissions and fees in the medical lines segment. Termination of the inter-company pooling agreement between USF RE and its subsidiary, USFIC, affected the specialty lines segment.

On March 31, 1999, the Company signed a Definitive Agreement with Folksamerica Holding Company, Inc. for the sale of USF RE for $92,500,000. The consideration is expected to be $71,750,000 in cash and an adjustable subordinated 5 year note for $20,750,000. The note, which accrues interest at the U.S. Treasury Note rate plus 50 basis points, is adjustable downward based on adverse loss development of the USF RE's reinsurance reserves at December 31, 1998. Management expects that the sale of USF RE will close during the second quarter of 1999 upon receipt of regulatory approvals. First quarter 1999 results were unaffected by the results of the property & casualty reinsurance lines due to the provision for discontinued operations reflected in the Company's December 31,1998 results of operations.

As more fully discussed in the Company's 1998 Form 10-K, the VASA Group companies were acquired effective December 31,1998. Presently, the Company is continuing its final purchase price negotiations with the seller, which are expected to be completed during the second quarter of 1999. The purchase did not include the Individual Life and Annuity (ILA) business which is being sold separately and is expected to close by June 30, 1999. Accordingly, the ILA business has no effect on the Company's results of operations.

The Company continues to actively pursue accretive acquisition and merger opportunities in complimentary business lines.

Managed And Withdrawal Lines
----------------------------

During the quarter ended March 31, 1999 the Company reported $13.9 million in both revenue and expenses from Managed and withdrawal lines. These lines of business were acquired as part of the VASA Group transaction, and pursuant to the terms of the agreement, the Company can neither profit nor suffer loss from running off this business due to loss protections provided by the seller. For further discussion of the terms and conditions of the purchase of the VASA Group companies see the Company's 1998 Form 10-K.

Results Of Operations
---------------------

Consolidated revenues, excluding Managed and withdrawal lines, decreased 14.4% in the first quarter of 1999 to $32,491,000 from $37,961,000 in the first quarter of 1998 as a result of decreases in the Company's retention rate on its medical lines business. Effective January 1, 1999, the Company reduced its retention rate to 25% on medical stop loss and provider excess business produced by its USBenefits subsidiary from 50% in prior years. Total premiums written during the first quarter increased 6% over the prior year period, however, the decrease in the retention rate caused earned premium to decline by 20% in the 1999 first quarter to $22,053,000 from $27,468,000 in the 1998 first quarter. Commissions and fees remained constant, reflecting a nominal reduction in market pricing, while investment income rose 47% as a result of the 25% increase in the investment portfolio arising from the acquired portfolio of the VASA group companies.

Insurance and reinsurance companies establish reserves for losses incurred, but not yet paid or reported, in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business which requires the use of informed judgments and estimates. Loss and loss adjustment expense ("LAE") reserve development is reviewed on a regular basis, incorporating analysis of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. As additional experience and other data becomes available, the Company's actuarial estimates may be revised. Such revisions may impact earnings.

Loss and loss adjustment expense decreased by 6.4%, to $18,236,000 for the 1999 quarter compared to $19,487,000 for the 1998 period as a result of changes in the net risk retention level in the medical lines segment to 25% on 1999 medical lines business and unanticipated loss development on medical lines policies written in 1997 for which the Company had a net retention level of 50%. Effective April 1, 1999, USF RE purchased $5,000,000 of reinsurance coverage on the 1998 medical stop loss and provider excess business to provide additional loss ratio protection. No benefit was recorded as a result of the reinsurance agreement in the first quarter of 1999. Specialty lines experience primarily reflects changes in retrocessional arrangements and termination of the inter-company pooling agreement with USF RE on January 1,1999.

Policy acquisition expenses decreased to $6,705,000, or 28.8% in the 1999 period, from $9,422,000 in the prior period, due primarily to changes in retention levels associated with 1999 medical lines and specialty lines business operations.

General and administrative expenses for the first quarter of 1999 increased by 6.9% as compared to the 1998 period principally due to increases in professional services incurred in connection with the Company's major transactions described herein.

Interest expense for the quarter rose to $1,098,000, or by 97.5%, in the 1999 period, from $556,000 in 1998, due to higher borrowing levels to finance the VASA Group acquisition. Interest expense is expected to decline as the Company's Credit Agreement requires reduction of the outstanding principal balance to $47,550,000 upon completion of the sale of USF RE, which management expects to complete in the second quarter of 1999.

Net income from continuing operations decreased by 52.6% in the 1999 first quarter period to $1,243,000 from $2,623,000 in the 1998 period, primarily as a result of 1997 policy year loss development in the medical lines segment.

Income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income and the proportion of total income subject to state income taxes.

The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. The Company's statutory combined ratios for continuing operations were 104% and 99.2% for the quarters ended March 31, 1999 and 1998, respectively.


BUSINESS SEGMENTS
-----------------

The Company conducts business in two segments:

MEDICAL LINES includes (i) medical stop-loss and provider excess coverages
-------------
underwritten by USBenefits Insurance Services, Inc. ("USBenefits") on behalf of The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies, (ii) catastrophic accident and health risks underwritten and managed nationally and internationally by INTERRA, Inc. ("INTERRA"), and (iii) reinsurance of 50% of such business by USF RE through December 31, 1998, at which time USF RE terminated its reinsurance of the medical lines business on a run-off basis. Effective January 1, 1999 Seaboard Life and VNAIC became reinsurers of the medical lines business with net retained liability under all medical stop-loss and provider excess contracts limited to 25%. In addition, USBenefits is the underwriting manager and marketing organization for medical lines coverages issued on behalf of Continental. Medical stop-loss coverage is a form of excess insurance that protects employers that self-fund their employee healthcare plans by limiting their exposure from the risk of loss. Provider excess coverage limits the financial risks which healthcare providers face from medical plans that prepay the providers fixed sums per plan participant (capitated fees) or provide specified rates for services. Medical lines products are marketed through a network of unaffiliated third party administrators, insurance agents, brokers and consultants ("producers").

SPECIALTY LINES insurance underwriting is conducted by the Company's subsidiary,
---------------
USF Insurance Company ("USFIC") which is presently rated "A"

(Excellent) by A.M. Best Company, a rating that it currently shares with USF RE, under an Intercompany Pooling Agreement that has been terminated effective as of January 1, 1999. A.M. Best Company has placed USFIC's and USF RE's ratings under review pending final resolution of the announced sale of USF RE. There can be no assurance that USFIC will continue to be rated by A.M. Best Company following the disposition of USF RE or that if USFIC continues to be rated, that it will retain its current rating of "A". USFIC writes both standard and surplus lines insurance on commercial and personal property/casualty risks which are marketed exclusively through managing general agents, general agents and program administrators. In 1999, USFIC expects to begin writing specialty risks for medically related lines of business where it can leverage existing relationships and opportunities through USBenefits and INTERRA.

The tables set forth below present pre-tax operating information by continuing business segment and holding company operations (including realized gains) for the quarters ended March 31, 1999 and 1998, respectively.

MEDICAL LINES
-------------
(Dollars in Thousands)

                                                     Quarter Ended
                                                       March 31,
                                                  ------------------
                                                    1999      1998     % Change
                                                  --------  --------  ----------
Revenues:
    Premiums earned                               $20,964    $25,840     (19)%
    Commissions and fees                            8,488      8,538      (1)%
    Investment income                               1,561        997       57%
                                                  -------    -------
    Total revenues                                 31,013     35,375     (12)%
                                                  -------    -------
Expenses:
    Losses and loss adjustment                     17,383     18,224      (5)%
    Policy acquisition                              6,479      9,092     (29)%
    General and administrative                      3,577      3,275        9%
                                                  -------    -------
    Total expenses                                 27,439     30,591     (10)%
                                                  -------    -------
Income before income taxes                        $ 3,574    $ 4,784     (25)%
                                                  =======    =======

The decline in premiums earned in 1999 as compared to the 1998 quarter is the result of the Company reducing its exposure to underwriting risk by limiting its retention on business written by USBenefits to 25% for the 1999 policy year from 50% in prior periods. Total business production for the segment increased 6% for the 1999 period. Commission and fee income on this production declined nominally in the 1999 period due to a reduction in the fee structure, which was a necessary condition to buying reinsurance and reducing underwriting risk. Loss and loss adjustment expenses declined

5% in the 1999 period as a result of changes in the net risk retention level to 25% on 1999 medical lines business combined with the additional loss development on policies written in 1997 which are retained at a 50% level. Effective April 1, 1999, USF RE purchased $5,000,000 of reinsurance coverage on the 1998 medical stop loss policy year to provide additional loss protection. No benefit was recorded as a result of the reinsurance agreement in the first quarter of 1999. Declines in policy acquisition costs in the first quarter of 1999 as compared to the first quarter of 1998 result primarily from the decrease in net retention on the 1999 policy year and a decrease in other costs of acquisition. General and administrative expenses increased 9% in the 1999 period principally due to transition costs incurred as the Company incorporates the VASA Group business into its operations.

SPECIALTY LINES
---------------
(Dollars in Thousands)

                                                     Quarter Ended
                                                       March 31,
                                                  ------------------
                                                    1999      1998     % Change
                                                  --------  --------  ----------
Revenues:
    Premiums earned                                $1,089    $1,628      (33)%
    Investment income                                 375       293        28%
                                                   ------    ------
    Total revenues                                  1,464     1,921      (24)%
                                                   ------    ------
Expenses:
    Losses and loss adjustment                        853     1,263      (32)%
    Policy acquisition                                226       330      (32)%
    General and administrative                        275       152        81%
                                                   ------    ------
    Total expenses                                  1,354     1,745      (22)%
                                                   ------    ------
Income before income taxes                         $  110    $  176      (38)%
                                                   ======    ======

Specialty lines operating results reflect changes in reinsurance programs and termination of the inter-company pooling agreement with the Company's USF RE subsidiary effective January 1,1999. These operating changes are the principal factors impacting premiums earned, loss and loss adjustment expenses and policy acquisition costs in the 1999 period.

HOLDING COMPANY
---------------
(Dollars in Thousands)

                                                     Quarter Ended
                                                       March 31,
                                                  ------------------
                                                    1999      1998     % Change
                                                  --------  --------  ----------
Revenues:
    Commissions and fees                           $    27   $   --         --
    Investment income                                   --       24      (100)%
    Realized gains                                     (13)     641      (102)%
                                                   -------   ------
    Total revenues                                      14      665       (98)%
                                                   -------   ------
Expenses:
    General and administrative                         634      769       (18)%
    Interest                                         1,098      556         97%
                                                   -------   ------
    Total expenses                                   1,732    1,325         31%
                                                   -------   ------
Income before income taxes                         $(1,718)  $ (660)       160%
                                                   =======   ======

Changes in realized gains in the 1999 period as compared to the 1998 period arise from the continuous evaluation of the investment portfolio in accordance with the Company's investment guidelines. Declines in general and administrative expenses in the 1999 period result from declining support costs for the Company's USF RE operation.

Interest expense for the quarter rose to $1.1 million, or 97%, from $0.6 million, due to higher borrowing levels to finance the VASA Group acquisition. Interest expense is expected to decline as the Company's Credit Agreement requires reduction of the outstanding principal balance to $47,550,000 upon completion of the sale of USF RE, which management expects to complete in the second quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants, as well as to meet operating costs. Primary sources of cash from operations include premium collections, commissions and fees and investment income. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under reinsurance and insurance contracts, and operating expenses such as salaries, commissions, taxes and general overhead. Cash available from operations varies between periods primarily due to the timing of premium collections and the payment of claims. In December 1998, the Company borrowed an additional $42,700,000 under its existing Credit Agreement for the purchase of the VASA Group companies. The Company is required to pay down the loan balance on its Credit Agreement to $47,550,000 by June 30, 1999. Proceeds from the sale of USF RE, expected to be completed in the second quarter of 1999, will be used to meet this obligation. The Company's Credit Agreement contains certain covenants, restrictions and dividend payment limitations and call provisions in the event of non-compliance. The Company notified its lender that as of December 31,

1998, it would not meet one of its debt covenants related to the statutory surplus level of Seaboard Life and VNAIC, for which the lender granted a waiver. During the quarter ended March 31, 1999, the Company increased the surplus of Seaboard Life through a capital contribution and cured this non-compliance item. The Company has also notified its lender that it failed to comply with four of its debt covenants as of March 31, 1999. Such non-compliance is the result of the sale of USF RE (See Note 4, herein) and the charge of $19,621,000 taken by the Company in connection with discontinuing the property/casualty reinsurance segment. The Company is currently involved in discussions with its lender to obtain a debt covenant waiver through the date of the expected close of the USF RE sale transaction and expects to subsequently revise its covenant requirements through renegotiation of its Credit Agreement to reflect the corresponding loan repayment during the second quarter of 1999. Upon closure of the USF RE sale, the Company has the option of paying down the debt utilizing the remaining expected free cash of $45,000,000 from the sale of USF RE. In the event that Company expectations to cure non-compliance with this covenant are not met, the lender retains the option to call the note as prescribed in the Credit Agreement. The Company has received no indication that its lender intends to call the debt.

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

The investment portfolio reflects an allocation of approximately 95% fixed-income investments, primarily taxable, with an "AA" average fixed income portfolio rating, and 5% in equities. The portfolio does not contain any real estate investments, derivatives, high yield bonds, private placements or mortgage loans.

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

The Company has a formal plan in place to evaluate and implement solutions to year 2000 related issues which focuses on eight separate compliance issues: (I) the ability of the Company's systems to handle the transition to the Year 2000;
(II) the ability of the Company's customers and business partners to handle the transition to the Year 2000; (III) the ability of the Company's vendors and service providers to handle the transition to the Year 2000; (IV) the Company's disclosure of its Year 2000 compliance efforts to investors and regulators; (V) the Company's potential exposure to losses from Year 2000 claims under its reinsurance contracts and insurance policies; (VI) the Company's ability to secure and maintain insurance coverages protecting the Company against Year 2000 losses; (VII) budget and resource issues; and (VIII) development and implementation of a Contingency Plan.

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

The Company has solicited its trading partners including agents and brokers, suppliers, financial institutions and others who could directly or indirectly affect the Company's operations as to their Year 2000 compliance efforts. Presently, these trading partners are in various stages of completion of their own Year 2000 remediation efforts. The third party vendors providing the Company's significant operational and financial software systems have represented to the Company that the software now in use is Year 2000 Compliant. The Company will continue to closely monitor the Year 2000 readiness of its own systems, as well as the readiness of its customers, business partners, vendors and service providers on an ongoing basis. It is presently not possible to quantify the aggregate cost to the Company with respect to external Year 2000 issues, if any, although the Company does not expect such matters to have a material adverse effect on its operations.

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

In the event that the Company's systems do not function as expected and the Company has to implement its contingency plan, the Company does not believe there will be a material impact on the Company's operations. Critical operational tasks which could be negatively impacted include: insured name clearance, quote issuance, binder issuance, policy contract issuance, claims processing, generation of management reports, accounting, and communications with clients. The Company's critical operational task data currently being produced is backed-up daily and stored at an off-site facility and will be available for processing by either an outside third party vendor or by the Company on a manual basis or on off-the-shelf software which could be readily purchased.

As mentioned, the Company is working to make certain that its business partners are aware of the potential risks and that they are taking steps to make certain their systems are Year 2000 compliant. In the event a vendor, supplier or service provider cannot certify or establish Year 2000 compliance status to the Company by October 1, 1999, the Company will contract with alternative sources for products and services. Further, the failure of one of the Company's business partners to achieve such compliance, or a finding that its systems do not function as expected, may have an impact on the Company. The Company has communicated with its business partners to determine their efforts at compliance and has learned that a variety of operating systems are being used by them. The Company believes that it is unlikely that the failure of one operating system to perform as expected will affect a significant portion of its business partners at any one time.

The Company is developing contingency plans for its primary operating units and critical computer operations to address issues that may arise due to an inability of the Company's systems or the systems of one or more of its business partners, to process data into the 21st century. Strategies have been developed to include identification of and management of resources which can be operated in reduced or minimal modes, appropriate recovery processes and use of alternate methods to process data. For example, insured name clearance can be accomplished using copies of data currently being compiled and stored off-premises, quote issuance can be performed manually, and binder issuance and policy issuance can also be performed manually, so long as the Company has access to photocopy systems and can maintain a log, either via spreadsheet or manual listing. If necessary, claims could be processed and paid manually and the data could be input into its systems once any problems are resolved. Premiums, commissions, and other financial data could be processed on a spreadsheet and checks typed on a manual basis. Alternatively, record keeping could be kept in an Excel or other spreadsheet format, and the Company may rely on the systems of one or more of its affiliated companies to perform some of the functions affected.

The Company has also taken steps to ensure that it will have adequate insurance coverages for any Year 2000 losses that it may incur by monitoring its coverages to ensure that there are no Year 2000 restrictions or limitations on its policies, renewing its D&O and E&O coverages early without any limitations pertaining to Year 2000, and by obtaining a multi-year contracts that will extend beyond the year 2000 to ensure that its coverages are not restricted or canceled during 1999. In addition, it is the Company's intention to renew all of its other principal coverages to ensure that such coverages also do not contain Year 2000 restrictions.

The Company's vendor provided software systems were scheduled for replacement between 1996 and 1998 as the legacy systems previously operated could no longer support the Company's growing business. Year 2000 compliance was a consideration in each system replacement made by the Company. Accordingly, specific remediation costs for hardware and software Year 2000 issues have been less that $100,000. Such cost of the Year 2000 remediation plan is not considered material to the Company's financial position.

Forward Looking Statements

Some of the statements included within this release which are not historical facts may be considered to be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to be covered by the safe harbor provisions created in such Acts. Investors are cautioned that all such forward looking statements are subject to certain risks and uncertainties which could cause the actual results to differ materially from those suggested by such statements. Such risks and uncertainties include, but are not limited to the following: natural disasters or other catastrophic losses or a material aggregation of such losses in the Company's insurance lines; changes in federal or state law affecting an employer's ability to self-insure or other adverse regulatory changes; the adequacy of the Company's reinsurance program; general economic conditions in this country or abroad; adverse developments in the securities markets and their impact on the Company's investment portfolio; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission. The words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate and, therefore there can be no assurance that such forward-looking statements will themselves prove to be accurate. In the light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or by any other person that the objective and plans of the Company will be achieved.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not believe there have been any material changes in the market risks since December 31, 1998, which would impact the fair value of certain assets and liabilities included in the Condensed Consolidated Balance Sheets.

                           PART II OTHER INFORMATION


Item 6. EXHIBITS and REPORTS ON FORM 8-K.

   (a) The following is a list of exhibits required to be filed as part of this Form 10-Q by Item 601 of Regulation S-K:

   3.1, 4.1 The Company's Restated Certificate of Incorporation, as amended, as presently in effect. Filed as Exhibits 3.1 and 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997(the "1997 Form 10-K"), and incorporated herein by this reference.

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

    10.5(i)* Severance Agreement dated March 23, 1999 between the Company and
             Linton R. Groke.

   10.5(ii)* Severance Agreement dated March 23, 1999 between the Company and
             David L. Hubert.

       11    Computation of Earnings per Share
             See Note 7 of the Notes to the Condensed Consolidated Financial Statements for the period ended March 31,1999 of The Centris Group, Inc. and subsidiaries

       15.* Independent Auditors' letter regarding unaudited interim financial information.

       27.*  Financial Data Schedules

(b) The following reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the first quarter ended March 31, 1999:

1. Form 8-K filed on January 14, 1999 reporting an acquisition of assets and financing arrangements for the acquisition. The following exhibits were included:

Exhibit 2.01: Stock Purchase Agreement dated as of August 20, 1998 by and between The Centris Group, Inc., Seaboard Life Insurance Company, Seaboard North American Holdings, Inc. and Eureko B.V.; and

Exhibit 10.01: Fifth Amendment to the Credit Agreement dated as of December 28, 1998 between The Centris Group, Inc. and Fleet National Bank.

2. Form 8-K/A filed on March 15, 1999 amending the response to Item 7 (Financial Statements) of the January 14, 1999 Form 8-K.

*  Describes exhibits filed with this Quarterly Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Centris Group, Inc.



Date:   May 14, 1999                     By: /S/ DAVID L. CARGILE
                                             -----------------------------------
                                             DAVID L. CARGILE
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Date:   May 14, 1999                     By: /S/ CHARLES M. CAPORALE
                                             -----------------------------------
                                             CHARLES M. CAPORALE
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)