Form 10-Q
period 1999-06-30
CENTRIS GROUP INC
filed 1999-08-03
CIK 798085

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended June 30, 1999 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission file Number: 001-12099

                               ----------------

                            The Centris Group, Inc.
            (Exact name of Registrant as specified in its charter)

                   DELAWARE                                   33-0097221
         (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                Identification Number)

            650 Town Center Drive, Suite 1600, Costa Mesa, CA 92626
              (Address of principal executive offices) (Zip code)

                                (714) 549-1600
             (Registrant's telephone number, including area code)

                                Not applicable
  (Former name, former address and former fiscal year, if changed since last report.)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Number of shares outstanding of each class of the Registrant's Common Stock as of August 2, 1999:

     Common Stock, par value $.01 per share:......................... 11,642,776
     Common Stock Purchase Rights:................................... 11,642,776

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     INDEX

Part I FINANCIAL INFORMATION

  Item 1. FINANCIAL INFORMATION

       Unaudited Condensed Consolidated Financial Statements:

       Balance Sheets as of June 30, 1999 and December 31, 1998............     3

       Income Statements for the Quarters and Six Months Ended June 30,
       1999 and 1998.......................................................     4

       Statements of Cash Flows for the Six Months Ended June 30, 1999 and
       1998................................................................     5

       Notes to Condensed Consolidated Financial Statements................     6

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS..............................................     9

  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........    16

Part II OTHER INFORMATION

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    17

  Item 6. EXHIBITS and REPORTS ON FORM 8-K.................................    18

SIGNATURES.................................................................    19

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION

    Unaudited Condensed Consolidated Financial Statements:

                            THE CENTRIS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                         June 30, December 31,
                                                           1999       1998
                                                         -------- ------------
                         ASSETS
                         ------

Investments, at market (amortized cost $77,988 at June
 30, 1999, $292,181 at December 31,1998)................ $ 77,236   $292,463
Cash and invested cash..................................   27,529      6,804
Restricted cash and short term investments..............   31,642     29,799
Accrued investment income...............................    1,349      3,119
Assets held for transfer under pending reinsurance
 agreement..............................................   95,721     99,369
Receivables:
  Reinsurance recoverable on losses and reserves........  102,943    101,644
  Premiums..............................................   68,744     57,558
Prepaid reinsurance premiums............................   13,264     14,507
Note receivable.........................................   20,750        --
Other assets............................................   34,369     32,197
                                                         --------   --------
    Total assets........................................ $473,547   $637,460
                                                         ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Liabilities
Insurance liabilities:
  Amounts due insurance companies....................... $107,706   $109,516
  Losses and loss adjustment expenses...................  114,903    200,908
  Unearned premiums.....................................   15,601     32,274
Pending transferable reinsurance........................   95,721     99,369
Note payable to bank....................................   25,000     72,550
Accounts payable and accrued expenses...................   22,173     31,809
                                                         --------   --------
    Total liabilities...................................  381,104    546,426
Stockholders' Equity....................................   92,443     91,034
                                                         --------   --------
    Total liabilities and stockholders' equity.......... $473,547   $637,460
                                                         ========   ========


     See accompanying notes to condensed consolidated financial statements.

                            THE CENTRIS GROUP, INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (Dollars in Thousands, except per share data)

                                              Quarter Ended  Six Months Ended
                                                June 30,         June 30,
                                             --------------- -----------------
                                              1999    1998     1999     1998
                                             ------- ------- -------- --------
Revenues:
  Premiums earned........................... $21,758 $28,880 $ 43,811 $ 56,348
  Managed and withdrawal lines..............  15,760     --    29,672      --
  Commissions and fees......................   9,639   8,982   18,154   17,520
  Net investment income.....................   2,121   1,391    4,057    2,705
  Realized investment gains.................      83   1,955       70    2,596
                                             ------- ------- -------- --------
    Total revenues..........................  49,361  41,208   95,764   79,169
                                             ------- ------- -------- --------
Operating Expenses:
  Losses and loss adjustment expenses
   incurred.................................  19,590  21,732   37,826   41,219
  Managed and withdrawal lines..............  15,760     --    29,672      --
  Policy acquisition expenses...............   7,504   9,278   14,209   18,700
  General and administrative expenses.......   3,656   4,477    8,142    8,673
  Interest..................................   1,078     547    2,176    1,103
                                             ------- ------- -------- --------
    Total operating expenses................  47,588  36,034   92,025   69,695
                                             ------- ------- -------- --------
Income from continuing operations before
 income taxes...............................   1,773   5,174    3,739    9,474
  Income tax expense........................     606   2,017    1,329    3,694
                                             ------- ------- -------- --------
Income from continuing operations...........   1,167   3,157    2,410    5,780
Income from discontinued operations.........     --    1,344      --     2,955
                                             ------- ------- -------- --------
    Net income.............................. $ 1,167 $ 4,501 $  2,410 $  8,735
                                             ======= ======= ======== ========
Basic income per share:
  Income from continuing operations......... $   .10 $   .26 $    .21 $    .48
  Discontinued operations...................     --      .11      --       .24
                                             ------- ------- -------- --------
    Net income.............................. $   .10 $   .37 $    .21 $    .72
                                             ======= ======= ======== ========
Diluted income per share:
  Income from continuing operations......... $   .10 $   .25 $    .20 $    .46
  Discontinued operations...................     --      .11      --       .24
                                             ------- ------- -------- --------
    Net income.............................. $   .10 $   .36 $    .20 $    .70
                                             ======= ======= ======== ========


     See accompanying notes to condensed consolidated financial statements.

                            THE CENTRIS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     Six Months Ended June 30,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
Cash provided by (used in) operating activities....  $     (7,042) $      6,645

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities...............       (28,128)      (23,979)
  Net proceeds from divestiture....................        65,355           --
  Proceeds from sales of investment securities.....        41,451        25,884
  Net purchases of short term investments..........        (2,291)      (10,613)
  Purchases of property and equipment..............          (742)         (471)
                                                     ------------  ------------
    Cash provided by (used in) investing
     activities....................................        75,645        (9,179)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on note payable..........................       (47,550)       (2,650)
  Dividends paid...................................          (686)         (738)
  Exercise of stock options........................           358           337
                                                     ------------  ------------
    Cash (used in) financing activities............       (47,878)       (3,051)
                                                     ------------  ------------
Net increase (decrease) in cash and invested cash..        20,725        (5,585)
Cash and invested cash at beginning of period......         6,804        11,122
                                                     ------------  ------------
Cash and invested cash at end of period............  $     27,529  $      5,537
                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid....................................  $      2,095  $      1,096
                                                     ============  ============
  Income taxes paid, net...........................  $        579  $      4,123
                                                     ============  ============



     See accompanying notes to condensed consolidated financial statements.

                            THE CENTRIS GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the 1998 Annual Report to Stockholders of The Centris Group, Inc. (the "Company"). The Company continues to pursue accretive acquisition and merger opportunities in complementary business lines. Currently the Company is continuing discussions with interested parties regarding the potential sale of the Company, but it is not possible to predict the outcome of these discussions.

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

  On September 3, 1998, the Company announced that its Board of Directors had authorized up to $5,000,000 for the repurchase of shares of the Company's stock. On October 13, 1998, the Company announced that the Board of Directors had authorized the repurchase of an additional $5,000,000 of its common stock under its existing repurchase program. Through June 30, 1999, the Company has acquired 619,000 common shares at a cost of $6,200,000.

3. Reinsurance Agreement

  In connection with the December 31, 1998, acquisition of Seaboard Life Insurance Company (USA) (now known as Centris Life Insurance Company ("CLIC")), part of the acquisition of The VASA Group Companies, the seller separately negotiated a reinsurance agreement with Life Reassurance Corporation of America covering CLIC's Individual Life and Annuity business to be retroactively effective as of July 1, 1998. The Company has classified the liabilities relating to this agreement as pending transferable reinsurance and has classified the related assets as assets held for transfer. CLIC and Life Re have extended the closure date of the reinsurance transaction in order to complete the process of securing insurance department approvals in Indiana and California. Such approvals have been obtained and the transaction is expected to close in the third quarter of 1999. For the second quarter and six-month periods of 1999, income of $1,667,000 and $2,838,000 respectively was credited to the reinsurer and is excluded from the Company's results. Any income earned or loss incurred from the Individual Life and Annuity business line is credited or charged to the reinsurer.

4. Discontinued Operations

  The Company announced discontinuance of its property/casualty reinsurance segment as of December 31, 1998 and recorded a $19,621,000 provision for anticipated future costs associated with such discontinuance (the "provision"). On June 29, 1999, the Company completed the sale to Folksamerica Holding Company, Inc. of its property/casualty reinsurance subsidiary, USF RE INSURANCE COMPANY ("USF RE"), for $92,500,000. Terms of the sale included a cash payment of $71,750,000 and a $20,750,000 5-year note which bears interest at 6.4% annually. The note is subject to downward adjustment based on future adverse loss development. As

                            THE CENTRIS GROUP, INC.

described below, net losses from discontinued operations of $(3,937,000) and $(5,051,000) for the quarter and six months ended June 30, 1999, respectively, were charged against the provision. The Company also charged transaction fees and the excess of subsidiary equity on the date of sale of $94,815,000 over the sale price of $92,500,000 to the provision. The Company is maintaining the balance of the provision for discontinued operations as the buyer retains control over loss development on discontinued business lines for the next five years.

  Results of operations for the discontinued property/casualty reinsurance operations (in thousands of dollars) are as follows:

                                               Quarter Ended     Six Months
                                                 June 30,      Ended June 30,
                                              ---------------- ----------------
                                               1999     1998    1999     1998
                                              -------  ------- -------  -------
   Revenues.................................. $12,773  $16,985 $27,837  $32,941
                                              =======  ======= =======  =======
   Income (loss) before income taxes......... $(5,634) $ 1,517 $(7,384) $ 3,400
   Provision (benefit) for income taxes......  (1,697)     173  (2,333)     445
                                              -------  ------- -------  -------
   Net income (loss)......................... $(3,937) $ 1,344 $(5,051) $ 2,955
                                              =======  ======= =======  =======

5. Managed and Withdrawal Lines

  In connection with the December 31, 1998 acquisition of the VASA Group companies, the Company agreed to run off the remaining VASA Group medical stop-loss, group-term life insurance and other medical lines business in exchange for a fee that was included within the purchase price. The seller is providing loss protection for the run-off of this business so that the Company will have neither an underwriting gain nor incur an underwriting loss on such business. Such items are reported as "Managed and withdrawal lines" revenues and expenses in the Company's income statement. During the six-month period ended June 30,1999, receivables due from the seller of $2,949,000 related to this loss protection were recorded.

6. Note Payable

  An aggregate amount of $47,550,000 of the sale proceeds received by the Company from the sale of USF RE was used to reduce the principal amount of Centris' outstanding note payable to Fleet National Bank from $72,550,000 to $25,000,000. In this connection Centris entered into a Sixth Amendment to its December 1994 Credit Agreement with Fleet National Bank ("Fleet Bank"), pursuant to which Amendment certain terms and conditions of the Credit Agreement were modified. Such modifications include changes in the Company's capital requirements and interest rates applicable to the outstanding balance of the note. Amounts outstanding bear interest at LIBOR plus a margin, currently 1.25%. The Company's Credit Agreement contains certain covenants, restrictions and dividend payment limitations and call provisions in the event of non-compliance. The Company has notified Fleet Bank that the sale of USF RE and the charge of $19,621,000 taken by the Company in connection with discontinuing the property/casualty reinsurance segment in the fourth quarter of 1998 will impact those covenants which are based upon the prior four quarters of financial data. As of June 30,1998, the Company notified Fleet Bank that it will not meet the minimum fixed charge coverage ratio and minimum debt service coverage ratio covenants due to the circumstances previously described. Fleet Bank has indicated that a debt covenant waiver will be issued to the Company. However, Fleet Bank retains the option to call the note as prescribed in the Credit Agreement if the waiver is not issued. The Company has received no indication that Fleet Bank intends to call the debt.

                            THE CENTRIS GROUP, INC.

7. Income Per Share

  Reconciliation of income and outstanding shares and related per share amounts adjusted to reflect the February 27, 1998 two-for-one stock split, is presented below (in thousands of dollars, except per share data):

                                                                  Six months
                                                   Quarter Ended  Ended June
                                                     June 30,         30,
                                                   ------------- -------------
                                                    1999   1998   1999   1998
                                                   ------ ------ ------ ------
   Income(Numerator)
    Income applicable to common stock for Basic
     and Diluted income per share:
       Income from continuing operations.......... $1,167 $3,157 $2,410 $5,780
       Discontinued operations....................    --   1,344    --   2,955
                                                   ------ ------ ------ ------
       Net income................................. $1,167 $4,501 $2,410 $8,735
                                                   ====== ====== ====== ======
   Weighted Average Shares (Denominator)
     Basic Shares................................. 11,615 12,180 11,606 12,174
   Effect of dilutive securities
     Common Stock Equivalents.....................    174    377    185    318
                                                   ------ ------ ------ ------
   Diluted Shares................................. 11,789 12,557 11,791 12,492
                                                   ====== ====== ====== ======
   Basic Income Per Share
     Income from continuing operations............ $  .10 $  .26 $  .21 $  .48
     Discontinued operations......................    --     .11    --     .24
                                                   ------ ------ ------ ------
     Net income................................... $  .10 $  .37 $  .21 $  .72
                                                   ====== ====== ====== ======
   Diluted Income Per Share
     Income from continuing operations............ $  .10 $  .25 $  .20 $  .46
     Discontinued operations......................    --     .11    --     .24
                                                   ------ ------ ------ ------
     Net income................................... $  .10 $  .36 $  .20 $  .70
                                                   ====== ====== ====== ======

8. Comprehensive Income

  SFAS No. 130, "Reporting Comprehensive Income" was adopted by the Company effective January 1, 1998. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. Comprehensive income for the quarterly periods ended June 30, 1999 and 1998 was $3,658,000 and $3,872,000, respectively.
Comprehensive income for the six-month periods ended June 30, 1999 and 1998 was $1,738,000 and $8,767,000, respectively. The Company's comprehensive income is comprised of net income for the period plus the tax effected increase or decrease in unrealized investment gains occurring during the period.

9. Certain Reclassifications

  The 1998 Consolidated Balance Sheet presentation has been revised to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Operations

 General

  During the second quarter of 1999 the Company continued its transformation into a specialty insurance company focused on medical and related niche markets. In the second quarter of 1999 the Company completed the sale of its USF RE INSURANCE COMPANY ("USF RE") subsidiary, reduced its outstanding debt by $47,550,000 to $25,000,000, increased its free cash flow position, maintained its risk retention level at 25% (down from 50% in prior years) for its medical lines business and continued the assimilation of the VASA Group companies, acquired December 31, 1998. These major transactions, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31,1998 ("1998 Form 10-K"), are reflected in the 1999 periods and result in reduced premiums in the medical lines segment and significant changes in the Company's balance sheet.

  The Company completed the sale to Folksamerica Holding Company, Inc. of its property/casualty reinsurance subsidiary USF RE, for $92,500,000 on June 29, 1999. Terms of the sale included a cash payment of $71,750,000 and a $20,750,000 5-year interest-bearing note. The note, which accrues interest at the U.S. Treasury Note rate plus 50 basis points, is adjustable downward based on adverse loss development of USF RE's reserves at December 31, 1998. The 1999 results of operations were unaffected by the results of the property/casualty reinsurance lines due to the provision for discontinued operations (the "provision") reflected in the Company's December 31, 1998 results of operations. Net losses from discontinued operations of $(3,937,000) and $(5,051,000) for the quarter and six months ended June 30, 1999, respectively, were charged against the provision. The Company also charged transaction fees and the excess of USF RE equity on the date of sale, $94,815,000, over the sale price of $92,500,000 to the provision. The Company is maintaining the balance of the provision for discontinued operations as the buyer retains control over loss development on discontinued business lines for the next five years. Completion of this transaction substantially eliminates the Company's exposure to the risks of property/casualty reinsurance losses from catastrophic events and exposure to losses from Year 2000 claims.

  As more fully discussed in the Company's 1998 Form 10-K, the VASA Group companies were acquired effective December 31,1998. The Purchase Agreement provides for adjustment of the purchase price based upon an audit of the financial results of the insurance company members of the group as of December 31,1998. Presently, the Company is continuing its final purchase price negotiations with the seller, which are expected to be completed during the third quarter of 1999. The purchase did not include the Individual Life and Annuity ("ILA") business which is being sold separately and is expected to close in the third quarter of 1999. Accordingly, the ILA business has no effect on the Company's results of operations.

  The Company continues to pursue accretive acquisition and merger opportunities in complementary business lines. Currently the Company is continuing discussions with interested parties regarding the potential sale of the Company, but it is not possible to predict the outcome of these discussions.

 Managed And Withdrawal Lines

  For the quarterly and year-to-date periods ended June 30, 1999 the Company reported $15,760,000 and $29,672,000, respectively in both revenue and expenses from Managed and withdrawal lines. These lines of business were acquired as part of the VASA Group transaction, and pursuant to the terms of the purchase agreement, the Company can neither profit nor suffer loss from running off this business due to loss protections provided by the seller. For further discussion of the terms and conditions of the purchase of the VASA Group companies see the Company's 1998 Form 10-K.

 Results Of Operations

  Effective January 1, 1999, the Company's risk retention level on medical stop loss and provider excess business produced by its subsidiary, USBenefits, was reduced to 25% from 50% in prior years. This action substantially reduced the Company's exposure to underwriting risk. The decrease in the risk retention level produces the declines in premiums earned in the 1999 periods as compared to the 1998 periods. Accordingly, consolidated revenues, excluding Managed and withdrawal lines, decreased 18.5% to $33,601,000 for the second quarter ended June 30, 1999 from $41,208,000 in the 1998 second quarter, and decreased 16.5% to $66,092,000 for the first six months of 1999 from $79,169,000 for the 1998 six month period. Total medical lines business production during the second quarter and year to date periods of 1999 increased 9.9% and 6.7%, respectively over the 1998 periods. Commissions and fees increased in the 1999 periods as a result of higher production levels and the effect of rate increases of between 12% to 15%. The Company's acquisition and divestiture activities yield a decrease in invested assets from $292,463,000 at December 31,1998 to $77,236,000 at June 30, 1999 which will produce lower levels of investment income in future periods.

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

  Loss and loss adjustment expense decreased by 9.9%, to $19,590,000 for the 1999 second quarter compared to $21,732,000 for the 1998 quarter, and decreased 8.2% to $37,826,000 in the 1999 year to date period from $41,219,000 in the 1998 period. These results reflect changes in the net risk retention level in the medical lines segment to 25% on policies effective January 1, 1999 and continuing loss development on policy year 1998 and prior years for which the Company had a net retention level of 50%. During the second quarter of 1999, the Company purchased reinsurance coverage in connection with the sale of USF RE that provides $5,000,000 of protection on further development of policy year 1998 losses. No benefit was recorded as a result of the reinsurance agreement in the second quarter of 1999. Specialty lines experience primarily reflects changes since January 1, 1999 in retrocessional arrangements and termination of the intercompany pooling agreement with USF RE.

  Policy acquisition expenses decreased to $7,504,000, or 19.1% in the 1999 second quarter, from $9,278,000, and declined 24% to $14,209,000 in the 1999 year to date period from $18,700,000 in the 1998 year to date period due primarily to reductions in the cost structures associated with 1999 medical lines policies.

  General and administrative expenses of continuing operations for the second quarter of 1999 declined 18.3% as compared to the 1998 second quarter and declined 6.1% on a year to date basis. These results are primarily due to allocation methods used to distribute costs between continuing and discontinued operations. During the second half of 1999, the Company expects general and administrative expenses to rise as it completes its major transactions.

  On a year to date basis, interest expense rose to $2,176,000, from $1,103,000 in the 1999 period as compared to the 1998 period, due to the December, 1998 increase in borrowing levels to finance the VASA group acquisition. An aggregate amount of $47,550,000 of the sale proceeds received by the Company from the June, 1999 sale of USFRE was used to reduce the principal amount of the Company's outstanding note payable to $25,000,000 from $72,550,000. Accordingly, interest expense will decline significantly in the third quarter of 1999.

  Net income from continuing operations decreased by 63% to $1,167,000 for the second quarter of 1999 from $3,157,000 in the second quarter of 1998, and decreased 58.3% to $2,410,000 for the first six months of 1999 as compared to $5,780,000 in the 1998 six month period. These outcomes reflect completion of the Company's major transactions begun in 1998 as well as loss development on policy year 1998 and prior years in the medical lines segment.

  Income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income and the proportion of total income subject to state income taxes.

  The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. The Company's statutory combined ratios were 111.0 and 100.4 for the six-month periods ended June 30, 1999 and 1998, respectively.

 Business Segments

  The Company conducts business in two segments:

    MEDICAL LINES includes (i) medical stop-loss and provider excess coverages marketed and underwritten by USBenefits Insurance Services, Inc. ("USBenefits") on behalf of The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies; (ii) catastrophic accident and health risks underwritten and managed nationally and internationally by INTERRA, Inc. ("INTERRA"); and (iii) reinsurance of 50% of such business by USF RE through December 31, 1998, at which time USF RE terminated its reinsurance of the medical lines business on a run-off basis. Effective January 1, 1999 Centris Life Insurance Company ("CLIC") (formerly known as Seaboard Life Insurance Company (USA)) and Centris Insurance Company ("CIC") (formerly known as VASA North Atlantic Insurance Company) became reinsurers of the medical lines business with net retained liability under all medical stop-loss and provider excess contracts limited to 25%. CLIC and CIC are rated "A-" (Excellent) by A. M. Best Company. Medical stop-loss coverage is a form of excess insurance that protects employers that self-fund their employee healthcare plans by limiting their exposure from the risk of loss. Provider excess coverage limits the financial risks healthcare providers face from medical plans that prepay the providers fixed sums per plan participant (capitated fees) or provide specified rates for services. Medical lines products are marketed through a network of unaffiliated third party administrators, insurance agents, brokers and consultants.

    SPECIALTY LINES insurance underwriting is conducted by the Company's USF Insurance Company ("USFIC") subsidiary, which is presently rated "A" (Excellent) by A.M. Best Company, a rating that it previously shared with USF RE, under an intercompany pooling agreement that has been terminated effective as of January 1, 1999. A.M. Best Company has placed USFIC's rating under review pending a visit by management to discuss historical results and future operations. There can be no assurance that USFIC will continue to be rated by A.M. Best Company following the disposition of USF RE or that if USFIC continues to be rated, that it will retain its current rating of "A". USFIC writes both standard and surplus lines insurance on commercial and personal property/casualty risks which are marketed exclusively through managing general agents, general agents and program administrators.

  The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters and six month periods ended June 30, 1999 and 1998, respectively.

                                 MEDICAL LINES
                            (Dollars in Thousands)

                                                        Six Months Ended June
                               Quarter Ended June 30,            30,
                               ----------------------  ------------------------
                                                 %                         %
                                1999    1998   Change    1999     1998   Change
                               ------- ------- ------  -------- -------- ------
Premium Production............ $59,932 $54,558  9.9 %  $113,366 $106,238  6.7 %
                               ======= =======         ======== ========
Revenues:
  Premiums earned............. $20,875 $27,279   (23)% $ 41,839 $ 53,119  (21)%
  Commissions and fees........   9,578   8,982     7 %   18,066   17,520    3 %
  Investment income...........   1,871   1,063    76 %    3,432    2,060   67 %
                               ------- -------         -------- --------
  Total revenues..............  32,324  37,324   (13)%   63,337   72,699  (13)%
                               ------- -------         -------- --------
Expenses:
  Losses and loss adjustment..  18,733  20,770   (10)%   36,116   38,994   (7)%
  Policy acquisition..........   7,251   9,081   (20)%   13,730   18,173  (24)%
  General and administrative..   2,858   3,404   (16)%    6,435    6,679   (4)%
                               ------- -------         -------- --------
  Total expenses..............  28,842  33,255   (13)%   56,281   63,846  (12)%
                               ------- -------         -------- --------
Income before income taxes.... $ 3,482 $ 4,069   (14)% $  7,056 $  8,853  (20)%
                               ======= =======         ======== ========

  The decline in premiums earned in the 1999 periods as compared to 1998 is the result of the Company reducing its exposure to underwriting risk by limiting its risk retention level on business written by USBenefits to 25% on policies effective January 1, 1999 from 50% in prior periods. Total business production for the segment increased 9.9% and 6.7% in the 1999 periods, incorporating rate increases of 12% to 15%. Commission and fee income on this production increased moderately in the 1999 period due to expansion of INTERRA brokerage operations and higher production levels. Loss and loss adjustment expenses declined 10% and 7% in the 1999 quarterly and year to date periods. These results reflect a reduction in the net risk retention level in the medical lines segment to 25% on policies effective January 1, 1999 as well as loss development on policy year 1998 and prior years for which the Company had a net retention level of 50%. During the second quarter of 1999, the Company purchased reinsurance coverage in connection with the sale of USF RE that provides $5,000,000 of protection on further development of policy year 1998 losses.

                                SPECIALTY LINES
                            (Dollars in Thousands)

                                       Quarter Ended         Six Months Ended
                                          June 30,               June 30,
                                    ---------------------  --------------------
                                                     %                     %
                                     1999    1998  Change   1999   1998  Change
                                    ------  ------ ------  ------ ------ ------
Revenues:
  Premiums earned.................. $  883  $1,601   (45)% $1,972 $3,229  (39)%
  Investment income................    249     292   (15)%    624    585    7 %
                                    ------  ------         ------ ------
  Total revenues...................  1,132   1,893   (40)%  2,596  3,814  (32)%
                                    ------  ------         ------ ------
Expenses:
  Losses and loss adjustment.......    857     962   (11)%  1,710  2,225  (23)%
  Policy acquisition...............    253     197    28 %    479    527   (9)%
  General and administrative.......   (181)    336  (154)%     94    488  (81)%
                                    ------  ------         ------ ------
  Total expenses...................    929   1,495   (38)%  2,283  3,240  (30)%
                                    ------  ------         ------ ------
Income before income taxes......... $  203  $  398   (49)% $  313 $  574  (45)%
                                    ======  ======         ====== ======

  Specialty lines operating results reflect changes in reinsurance programs and termination of the inter-company pooling agreement with the Company's USF RE subsidiary effective January 1, 1999. These operating changes are the principal factors impacting premiums earned, loss and loss adjustment expenses and policy acquisition costs in the 1999 periods.

                                Holding Company
                            (Dollars in Thousands)

                                      Quarter Ended       Six Months Ended June
                                        June 30,                   30,
                                  ----------------------  ----------------------
                                                    %                       %
                                   1999     1998  Change   1999     1998  Change
                                  -------  ------ ------  -------  ------ ------
Revenues:
  Commission and fee income...... $    61  $  --          $    88  $  --
  Investment income..............       1      36               1      60  (98)%
  Realized gains.................      83   1,955  (96)%       70   2,596  (97)%
                                  -------  ------         -------  ------
  Total revenues.................     145   1,991  (93)%      159   2,656  (94)%
                                  -------  ------         -------  ------
Expenses:
  General and administrative.....     979     737   33 %    1,613   1,506    7 %
  Interest.......................   1,078     547   97 %    2,176   1,103   97 %
                                  -------  ------         -------  ------
  Total expenses.................   2,057   1,284   60 %    3,789   2,609   45 %
                                  -------  ------         -------  ------
Loss before income taxes......... $(1,912) $  707         $(3,630) $   47
                                  =======  ======         =======  ======

  Changes in realized gains in the 1999 period as compared to the 1998 period arise from the continuous evaluation of the investment portfolio in accordance with the Company's investment guidelines. General and administrative expenses in the 1999 periods fluctuate based upon the timing of purchased services and the allocation of services provided to the operating subsidiaries.

  Interest expense for the 1999 periods rose due to higher borrowing levels to finance the VASA Group acquisition. Interest expense will decline in the 1999 third quarter following the reduction of outstanding debt by $47,550,000 to $25,000,000 as a result of the completion of the sale of USF RE on June 29,1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants, as well as to meet operating costs. Primary sources of cash from operations include premium collections, commissions and fees and investment income. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under reinsurance and insurance contracts, and operating expenses such as salaries, commissions, taxes and general overhead. Cash available from operations varies between periods primarily due to the timing of premium collections and the payment of claims. In December 1998, the Company borrowed an additional $42,700,000 under its existing Credit Agreement for the purchase of the VASA Group companies. As previously noted, the Company received $71,750,000 in cash upon completion of the sale of USF RE on June 29,1999 and utilized $47,550,000 to pay down the loan balance on its Credit Agreement to $25,000,000, resulting in a greater than 50% reduction of the debt to total capitalizaiton ratio to 21%. This transaction also produced additional cash of $24,000,000 available to fund the Company's business. In connection with the sale of USF RE, the Company entered into a Sixth Amendment to its December 1994 Credit Agreement with Fleet National Bank ("Fleet Bank"), pursuant to which Amendment certain terms and conditions of the Credit Agreement were modified. Such modifications include changes in the Company's capital requirements and interest rates applicable to the outstanding balance of the bank debt. Amounts outstanding bear interest at LIBOR plus a margin, currently 1.25%. The Company's Credit Agreement contains certain covenants, restrictions and dividend payment limitations and call provisions in the event of non-compliance. The Company has notified Fleet Bank that the sale of USF RE and the charge of $19,621,000 taken by the Company in connection with discontinuing the property/casualty reinsurance segment in the fourth quarter of 1998 will have a negative impact on covenants that are based upon the prior four quarters of financial data. As of June 30,1999, the Company notified Fleet Bank that it will not meet the minimum fixed charge coverage ratio and minimum debt service coverage ratio covenants due to the circumstances previously described. Fleet Bank has indicated that a debt covenant waiver will be issued to the Company. However, Fleet Bank retains the option to call the note as prescribed in the Credit Agreement if the waiver is not issued. The Company has received no indication that Fleet Bank intends to call the debt.

  The investment portfolio reflects an allocation of approximately 92% in fixed-income investments, primarily taxable, with an "AA" average fixed income portfolio rating, and 8% in equities. The portfolio does not contain any real estate investments, derivatives, high yield bonds, private placements or mortgage loans.

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

  The Company adopted and has implemented a formal plan to evaluate and implement solutions to Year 2000 related problems which focuses on eight separate compliance issues: (i) the ability of the Company's systems to handle the transition to the Year 2000; (ii) the ability of the Company's customers and business partners to handle the transition to the Year 2000; (iii) the ability of the Company's vendors and service providers to handle the transition to the Year 2000; (iv) the Company's disclosure of its Year 2000 compliance efforts to investors and regulators; (v) the Company's potential exposure to losses from Year 2000 claims under its reinsurance contracts and insurance policies; (vi) the Company's ability to secure and maintain insurance coverages protecting the Company against Year 2000 losses; (vii) budget and resource issues; and (viii) development and implementation of a Year 2000 contingency plan.

  The evaluation phase of the plan was completed in December 1997. Commencing in 1998 and continuing in 1999, the Company has implemented and tested Year 2000 compliant systems for its corporate financial reporting system and its medical lines operations. The Company believes that all of its internal systems have reached a state of Year 2000 readiness and expects to continue testing its systems during the remainder of 1999.

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

  The Company continues to monitor the status of external Year 2000 issues and is developing contingency plans for issues that may arise. In support of this objective, the Company has developed a worst case scenario relating to Year 2000 situations. This scenario indicates that Year 2000 risks relate to the Company's relationships with its trading partners where concerns such as telephone availability, fax services and telecommunications including internet service usage could cause the Company to revise its business practices in the event of the non availability of such common services. The Company is presently developing alternative methods to conducting its business in the event that a worst case scenario or element thereof was to occur. This scenario considers it unlikely that all external trading relationships would become useless simultaneously. Therefore, the Company's contingency plan is based upon alternatives to the specific loss of up to two of the identified worst case items described. The Company intends to continue testing elements of its contingency plan throughout 1999.

  Strategies have been developed to include identification of and management of resources which can be operated in reduced or minimal modes, appropriate recovery processes and use of alternate methods to process data. For example, insured name clearance can be accomplished using copies of data currently being compiled and stored off-premises, quote issuance can be performed manually, and policy issuance can also be performed manually, so long as the Company has access to photocopy systems and can maintain a log, either via spreadsheet or manual listing. If necessary, claims could be processed and paid manually and the data could be input into its systems once any problems are resolved. Premiums, commissions, and other financial data could be processed on a spreadsheet and checks typed on a manual basis. Alternatively, record keeping could be kept in spreadsheet format, and the Company may rely on the systems of one or more of its affiliated companies to perform some of the functions affected.

  In the event that the Company's systems do not function as expected and the Company has to implement its contingency plan, the Company does not believe there will be a material impact on the Company's operations. Critical operational tasks which could be negatively impacted include: insured name clearance, quote issuance, policy contract issuance, claims processing, generation of management reports, accounting, and communications with clients. Critical operational task data currently being produced is backed-up daily and stored at an off-site facility and will be available for processing by either an outside third party vendor or by the Company on a manual basis or on off-the-shelf software which could be purchased.

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

 Forward Looking Statements

  Some of the statements included within this quarterly report on Form 10-Q, including but not limited to Management's Discussion and Analysis of Financial Condition and Results of Operations, Condensed Consolidated Financial Statements and related notes thereto, which are not historical facts may be considered to be forward looking statements within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements are subject to certain risks and uncertainties which could cause the actual results to differ materially from those suggested by such statements. Such risks and uncertainties include, but are not limited to the following: catastrophic losses or a material aggregation of such losses in the Company's insurance lines; changes in federal or state law affecting an employer's ability to self-insure or other adverse regulatory changes; the adequacy of the Company's reinsurance programs; general economic conditions in this country or abroad; adverse developments in the securities markets and their impact on the Company's investment portfolio; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; failure of the company's computer systems to perform in an appropriate manner following Year 2000 remediation efforts; failure of the company's trading partners, customers or key vendors to make their computer systems Year 2000 compliant in a timely manner; and other risks which are described from time to time in the company's filings with the Securities and Exchange Commission. The words "believes", "anticipates", " expects" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate and, therefore there can be no assurance that such forward-looking statements will themselves prove to be accurate. In the light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or by any other person that the objectives and plans of the Company will be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company does not believe there have been any material changes in the market risks since December 31, 1998, which would impact the fair value of certain assets and liabilities included in the Condensed Consolidated Balance Sheets.

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Company's 1999 Annual Meeting of Stockholders ("Annual Meeting") was held on May 12, 1999 at the Company's offices in Costa Mesa, California. A total of 10,364,216 shares were voted at the Annual Meeting in person or by proxy, representing 89% of the shares of the Company's $.01 par value common stock issued, outstanding and eligible to vote on the record date, March 19, 1999.

  (b) The Company's board currently consists of seven directors, each serving for three years, who are divided into three classes. Two directors are elected at two Annual Meetings and three directors are elected at a third Annual Meeting. At this 1999 Annual Meeting, the Company's stockholders elected two of the Company's seven directors for a term of three years, which term expires at the Annual Meeting of Stockholders in the year 2002. The two individuals nominated by the Company for election at this 1999 Annual Meeting were existing director Roxani M. Gillespie and Jose A. Velasco, the Company's Senior Vice President and General Counsel. No individuals were nominated in opposition to the Company's slate of directors. Set forth below are the results of the voting for the director nominees as reported by the Inspector of Elections for the Company's Annual Meeting. There were no broker non-votes on this proposal.

                               Name                              For     Against
                               ----                           ---------- -------
      Roxani M. Gillespie.................................... 10,279,620 84,595
      Jose A. Velasco........................................ 10,283,863 80,352

  The five directors who are continuing in office are David L. Cargile, John
F. Kooken, L. Steven Medgyesy, Charles L. Schultz and Howard S. Singer.

  (c) The Company's stockholders were asked to consider one other matter as noted below. The affirmative vote of a majority of the shares of the Company's common stock present at the Annual Meeting in person or by proxy and entitled to vote was required for adoption of such matter. The results of the vote on the proposal as reported by the Inspector of Elections is set forth below.

  Ratification of the selection by the Board of Directors of KPMG LLP to continue to serve as the Company's independent auditors for the fiscal year ending December 31, 1999.

                                                                                      Broker
         For                Against                     Abstain                      Non-Votes
      ----------            -------                     -------                     ----------
      10,073,443            277,878                     12,895                          --

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

       11.  Computation of Earnings per Share
            See Note 7 of the Notes to the Condensed Consolidated Financial
            Statements of The Centris Group, Inc. for the period ended
            June 30,1999 set forth in Item 1 of Part 1 hereof.

       15.* Independent Auditors' letter regarding unaudited interim financial information.

       27.* Financial Data Schedules

- --------
* Describes exhibits filed with this Quarterly Report on Form 10-Q.

  (b) During the second quarter of 1999, from April 1, 1999 through June 30, 1999 the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Centris Group, Inc.

Date: August 2, 1999

                                          By: /s/     David L. Cargile
                                             ----------------------------------
                                                      David L. Cargile
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Date: August 2, 1999                      By: /s/   Charles M. Caporale
                                             ----------------------------------
                                                    Charles M. Caporale
                                                Senior Vice President, Chief
                                               Financial Officer and Treasurer
                                                  (Principal Financial and
                                                     Accounting Officer)