Form 10-Q
period 1999-09-30
CENTRIS GROUP INC
filed 1999-11-15
CIK 798085

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

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

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares outstanding of each class of the Registrant's Common Stock as of November 11, 1999:

     Common Stock, par value $.01 per share:......................... 11,536,076
     Common Stock Purchase Rights:................................... 11,536,076

================================================================================

                                     INDEX

Part I FINANCIAL INFORMATION

  Item 1. FINANCIAL INFORMATION

      Unaudited Condensed Consolidated Financial Statements:

      Balance Sheets as of September 30, 1999 and December 31, 1998........   3

      Statements of Income and Comprehensive Income for the Quarters and
       Nine Months Ended September 30, 1999
       and 1998............................................................   4

      Statements of Cash Flows for the Nine Months Ended September 30, 1999
       and 1998............................................................   5

      Notes to Condensed Consolidated Financial Statements.................   6

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................  11

  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........  19

Part II OTHER INFORMATION

  Item 6. EXHIBITS and REPORTS ON FORM 8-K.................................  20

SIGNATURES.................................................................  21

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION

    Unaudited Condensed Consolidated Financial Statements:

                            THE CENTRIS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                       ASSETS
                       ------

Investments, at market (amortized cost $75,730 at
 September 30, 1999,
 $292,181 at December 31, 1998).....................   $ 73,947      $292,463
Cash and invested cash..............................     26,734         6,804
Restricted cash and short term investments..........     33,484        29,799
Accrued investment income...........................      1,320         3,119
Assets held for transfer under pending reinsurance
 agreement..........................................     96,405        99,369
Receivables:
  Reinsurance recoverable on losses and reserves....    119,809       101,644
  Premiums..........................................     70,292        57,558
Prepaid reinsurance premiums........................     13,153        14,507
Other assets........................................     40,275        32,197
                                                       --------      --------
    Total assets....................................   $475,419      $637,460
                                                       ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities
Insurance liabilities:
  Amounts due insurance companies...................   $101,241      $109,516
  Losses and loss adjustment expenses...............    141,734       200,908
  Unearned premiums.................................     15,582        32,274
Pending transferable reinsurance....................     96,405        99,369
Note payable to bank................................     25,000        72,550
Accounts payable and accrued expenses...............     14,609        31,809
                                                       --------      --------
    Total liabilities...............................    394,571       546,426
Stockholders' Equity................................     80,848        91,034
                                                       --------      --------
    Total liabilities and stockholders' equity......   $475,419      $637,460
                                                       ========      ========


     See accompanying notes to condensed consolidated financial statements.

                            THE CENTRIS GROUP, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (Dollars in Thousands, except per share data)

                                           Quarter Ended    Nine Months Ended
                                           September 30,      September 30,
                                          ----------------  ------------------
                                           1999     1998      1999      1998
                                          -------  -------  --------  --------
Revenues:
  Premiums earned.......................  $14,657  $28,448  $ 58,468  $ 84,796
  Managed and withdrawal lines..........    9,495      --     39,167       --
  Commissions and fees..................   10,043    8,792    28,197    26,312
  Net investment income.................    1,336    1,363     5,393     4,069
  Realized investment gains.............      156    3,909       226     6,505
                                          -------  -------  --------  --------
    Total revenues......................   35,687   42,512   131,451   121,682
                                          -------  -------  --------  --------
Operating Expenses:
  Losses and loss adjustment expenses
   incurred.............................   19,882   22,746    57,708    63,966
  Managed and withdrawal lines..........    9,495      --     39,167       --
  Policy acquisition expenses...........    3,732    9,451    17,941    28,151
  General and administrative expenses...    7,787    4,440    15,929    13,113
  Interest..............................      407      524     2,583     1,626
                                          -------  -------  --------  --------
    Total operating expenses............   41,303   37,161   133,328   106,856
                                          -------  -------  --------  --------
(Loss) income from continuing operations
 before income taxes....................   (5,616)   5,351    (1,877)   14,826
  Income tax expense....................      110    1,981     1,439     5,676
                                          -------  -------  --------  --------
(Loss) income from continuing
 operations.............................   (5,726)   3,370    (3,316)    9,150
Loss from discontinued operations.......   (4,000)  (4,554)   (4,000)   (1,599)
                                          -------  -------  --------  --------
    Net (loss) income...................  $(9,726) $(1,184) $ (7,316) $  7,551
                                          =======  =======  ========  ========
Basic income per share:
  (Loss) income from continuing
   operations...........................  $ (0.49) $  0.28  $  (0.29) $   0.75
  Discontinued operations...............    (0.35)   (0.38)    (0.34)    (0.13)
                                          -------  -------  --------  --------
    Net (loss) income...................  $ (0.84) $ (0.10) $  (0.63) $   0.62
                                          =======  =======  ========  ========
Diluted income per share:
  (Loss) income from continuing
   operations...........................  $ (0.49) $  0.28  $  (0.28) $   0.74
  Discontinued operations...............    (0.34)   (0.38)    (0.34)    (0.13)
                                          -------  -------  --------  --------
    Net (loss) income...................  $ (0.83) $ (0.10) $  (0.62) $   0.61
                                          =======  =======  ========  ========
Comprehensive (loss) Income.............  $(6,373) $(1,653) $ (4,658) $  7,114
                                          =======  =======  ========  ========


     See accompanying notes to condensed consolidated financial statements.

                            THE CENTRIS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Cash (used in) provided by operating activities............. $(14,300) $ 10,567

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity investments...................   (7,031)  (58,920)
  Purchases of equity securities............................   (5,432)  (14,226)
  Net proceeds from divestiture.............................   65,355       --
  Proceeds from sales of investment securities..............   30,135    64,428
  Net purchases of short term investments...................    1,514    (1,847)
  Purchases of property and equipment.......................   (1,232)   (1,214)
                                                             --------  --------
    Cash provided by (used in) by investing activities......   83,309   (11,779)
                                                             --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on note payable...................................  (47,550)   (2,650)
  Dividends paid............................................   (1,035)   (1,105)
  Repurchase of shares and exercise of stock options........     (494)   (3,936)
                                                             --------  --------
    Cash (used in) financing activities.....................  (49,079)   (7,691)
                                                             --------  --------
Net increase (decrease) in cash and invested cash...........   19,930    (8,903)
Cash and invested cash at beginning of period...............    6,804    11,122
                                                             --------  --------
Cash and invested cash at end of period..................... $ 26,734  $  2,219
                                                             ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid............................................. $  2,573  $  1,602
                                                             ========  ========
  Income taxes paid, net.................................... $  1,221  $  6,674
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

2. Pending Merger

  On October 12, 1999, the Company announced that it had entered into a definitive agreement pursuant to which the Company will be acquired by a wholly owned subsidiary of HCC Insurance Holdings, Inc. (HCC). The transaction will take the form of a cash tender offer by the subsidiary of HCC for all outstanding shares of the Company at $12.50 per share. Following completion of a successful tender offer, HCC plans to merge the Company with the HCC subsidiary, and pay $12.50 per share for any remaining untendered shares, subject to applicable appraisal rights. In addition, options to purchase the Company's stock will be converted into the right to receive $12.50 per share, less the applicable option exercise price.

  Completion of the tender offer and subsequent merger requires certain regulatory approvals from the insurance departments of three states. If the acquisition is terminated, HCC has the right, under certain circumstances, either to receive a $6 million breakup fee (plus expenses up to $1 million) or to exercise an option to acquire up to 19.9% of the Company's common stock. HCC also obtained an option to acquire, under certain circumstances, up to approximately 13% of the Company's outstanding common stock, which is beneficially owned by certain senior officers and directors of the Company, including the right to vote such stock in favor of the merger.

  The tender offer is subject to customary terms and conditions, including tender of at least a majority of the Company's shares of Common Stock. The tender offer is expected to be completed by Year end, 1999. The Boards of Directors of the Company and HCC have both unanimously approved the transaction.

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

  On August 16, 1999, the Company announced that it was reactivating the stock buyback program authorized by its Board of Directors in October 1998, and under this re-actived program the Company acquired 106,700 shares prior to entering into the merger agreement with HCC. No further activity under this program is expected.

4. Reinsurance Agreement

  In connection with the December 31, 1998 acquisition from Eureko, B.V. of the Netherlands ("the Seller") of Seaboard Life Insurance Company (USA) (now known as Centris Life Insurance Company ("CLIC")), part of the acquisition of The VASA Group companies, the Seller separately negotiated a reinsurance agreement with

                            THE CENTRIS GROUP, INC.

Life Reassurance Corporation of America ("Life Re") covering CLIC's Individual Life and Annuity business, which business was to be retroactively reinsured on a 100% indemnity basis effective as of July 1, 1998. The Company has classified the liabilities relating to this agreement as "pending transferable reinsurance" and has classified the related assets as "assets held for transfer". Any income earned or loss incurred from the Individual Life and Annuity business line is credited to or charged to such reinsurer. For the third quarter and nine-month periods of 1999, losses of $(534,000) and income of $2,304,000, respectively, were credited to the reinsurer and are excluded from the Company's results of operations.

  On October 22,1999, CLIC and Life Re closed the reinsurance transaction. Terms of the closing include a requirement for a final accounting to be prepared prior to March 31, 2000. Pertinent financial aspects of this transaction will be reflected in the records of CLIC during the fourth quarter of 1999 upon receipt of all required financial information by CLIC. The closure of the reinsurance transaction will not have an effect on the consolidated balance sheets of the Company.

5. Discontinued Operations

  The Company announced discontinuance of its property/casualty reinsurance segment as of December 31, 1998 and recorded a $19,621,000 provision for anticipated future costs associated with such discontinuance
(the "Provision"). On June 29, 1999, the Company completed the sale to Folksamerica Holding Company, Inc. ("Folksamerica") of its property/casualty reinsurance subsidiary, USF RE INSURANCE COMPANY ("USF RE"), for $92,500,000. Terms of the sale include a cash payment of $71,750,000 and a $20,750,000 5-year note that bears interest at 6.4% annually. The note is subject to downward adjustment based on future adverse loss development and is included in other assets net of an allowance of $10,900,000.

  Through September 30, 1999, transaction fees, the excess of subsidiary equity on the date of sale, unrealized investment portfolio losses, investment banking fees, severance costs, legal fees, asset retirements and net losses from discontinued operations totaling $15,779,000 reduced the Provision.

  In the third quarter of 1999, the Company increased the Provision by $5,700,000 due to additional loss experience occurring in the medical lines segment related to policy year 1998. This income statement charge is reflected in loss and loss adjustment expenses in the medical lines segment. Also in the third quarter the Company increased the Provision by $4,000,000 through an additional income statement charge from discontinued operations to provide for certain matters that may be in excess of the note receivable from Folksamerica previously described. Included in this amount is the write-off of reinsurance recoverables related to the insolvency of New Cap Re, an unrelated reinsurer.

  Results of operations for the discontinued property/casualty reinsurance operations (in thousands of dollars) are as follows:


                                            Quarter Ended        Nine Months
                                            September 30,    Ended September 30,
                                           ----------------  -------------------
                                            1999     1998      1999       1998
                                           -------  -------  --------  ---------
   Revenues............................... $   --   $17,876  $ 27,837   $50,817
                                           =======  =======  ========   =======
   Loss before income taxes............... $(4,000) $(7,483) $(11,384)  $(4,083)
   Benefit for income taxes...............     --    (2,929)   (2,332)   (2,484)
                                           -------  -------  --------   -------
   Net Loss............................... $(4,000) $(4,554) $ (9,052)  $(1,599)
                                           =======  =======  ========   =======

                            THE CENTRIS GROUP, INC.

6. Managed and Withdrawal Lines

  In connection with the December 31, 1998 acquisition of the VASA Group companies, the Company agreed to run off the remaining VASA Group medical stop-loss, group term life insurance and other medical lines business in exchange for a fee that was included within the purchase price. The seller is providing loss protection for the run-off of this business so that the Company will have neither an underwriting gain nor incur an underwriting loss on such business. Such items are reported as "Managed and withdrawal lines" revenues and expenses in the Company's income statement. During the nine-month period ended September 30, 1999, receivables due from the seller of $7,929,000 related to this loss protection were recorded.

7. Note Payable

  An aggregate amount of $47,550,000 of the sale proceeds received by the Company from the sale of USF RE was used to reduce the principal amount of Centris' outstanding note payable to Fleet National Bank from $72,550,000 to $25,000,000. As a result, Centris entered into a Sixth Amendment to its December 1994 Credit Agreement with Fleet National Bank ("Fleet Bank"), pursuant to which Amendment certain terms and conditions of the Credit Agreement were modified. Such modifications include changes in the Company's capital requirements and interest rates applicable to the outstanding balance of the note. Amounts outstanding bear interest at LIBOR plus a margin, currently 1.25%. The Company's Credit Agreement contains certain covenants, restrictions and dividend payment limitations and call provisions in the event of non-compliance. The Company has notified Fleet Bank that the sale of USF RE (See Note 5, herein) and the charge of $19,621,000 taken by the Company in connection with discontinuing the property/casualty reinsurance segment in the fourth quarter of 1998 combined with additional charges taken in the third quarter of 1999 and discussed elsewhere in this Form 10-Q has caused non-compliance with the minimum fixed charge coverage ratio, minimum debt service coverage ratio and minimum interest coverage ratio covenants. Fleet Bank retains the option to call the note as prescribed in the Credit Agreement. However, the Company has received no indication that Fleet Bank intends to call the debt.

                            THE CENTRIS GROUP, INC.

8. Income Per Share

  Reconciliation of income and outstanding shares and related per share amounts adjusted to reflect the February 27, 1998 two-for-one stock split, is presented below (in thousands of dollars, except per share data):

                                                               Nine Months
                                            Quarter Ended         Ended
                                            September 30,     September 30,
                                           ----------------  ----------------
                                            1999     1998     1999     1998
                                           -------  -------  -------  -------
   Income (Numerator)
    (Loss) income applicable to common
     stock for Basic and Diluted income
     per share:
      (Loss) income from continuing
       operations ........................ $(5,726) $ 3,370  $(3,316) $ 9,150
      Discontinued operations.............  (4,000)  (4,554)  (4,000)  (1,599)
                                           -------  -------  -------  -------
      Net (Loss) income................... $(9,726) $(1,184) $(7,316) $ 7,551
                                           =======  =======  =======  =======
   Weighted Average Shares (Denominator)
     Basic Shares.........................  11,560   12,111   11,603   12,165
   Effect of dilutive securities
     Common stock equivalents.............     101      --       153      281
                                           -------  -------  -------  -------
   Diluted Shares.........................  11,661   12,111   11,756   12,446
                                           =======  =======  =======  =======
   Basic Income Per Share
     (Loss) income from continuing
      operations.......................... $ (0.49) $  0.28  $ (0.29) $  0.75
     Discontinued operations..............   (0.35)   (0.38)   (0.34)   (0.13)
                                           -------  -------  -------  -------
     Net (Loss) income.................... $ (0.84) $ (0.10) $ (0.63) $  0.62
                                           =======  =======  =======  =======
   Diluted Income Per Share
     (Loss) income from continuing
      operations.......................... $ (0.49) $  0.28  $ (0.28) $  0.74
     Discontinued operations..............   (0.34)   (0.38)   (0.34)   (0.13)
                                           -------  -------  -------  -------
     Net (Loss) income.................... $ (0.83) $ (0.10) $ (0.62) $  0.61
                                           =======  =======  =======  =======

9. Comprehensive Income

  SFAS No. 130, "Reporting Comprehensive Income" was adopted by the Company effective January 1, 1998. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company's comprehensive (loss) income is comprised of net (loss) income for the period plus the tax effected increase or decrease in unrealized investment gains occurring during the period.

10. Loss and Loss Adjustment expenses

  Insurance and reinsurance companies establish reserves for losses incurred, but not yet paid or reported, in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business that requires the use of informed judgments and estimates. Loss and loss adjustment expense ("LAE") reserve development is reviewed on a regular basis, incorporating analysis of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. The results of the third quarter 1999

                            THE CENTRIS GROUP, INC.

actuarial study resulted in increases of $5,700,000 and $3,100,000 for medical stop loss policy years 1998 and 1999, respectively. Such amounts are reflected in the continuing operations of the Company for the periods ended September 30, 1999.

11. Agreement between The Company and Eureko B.V.

  As more fully described in the Company's 1998 Annual report on Form 10-K the Company purchased 100% of the outstanding shares of common stock of the VASA companies from Eureko, B.V. of the Netherlands ("the Seller") for approximately $43 million in cash on December 31,1998. The transaction was accounted for as a purchase.

  On November 1,1999 the Seller and the Company entered into a memorandum of understanding to resolve and settle all pending matters related to the purchase. The resolution includes the payment of commissions received by CLIC under the reinsurance agreement with Life Re described in Note 4 to the Seller and payment of $2,900,000 to the Company by the Seller. Presently, the Company expects that the settlement of these matters will result in approximately $3,000,000 of goodwill from this purchase. During the fourth quarter, upon receipt of applicable financial information necessary to clear the reinsurance transaction described in Note 4, the Company will revise its purchase accounting to reflect the settlement.

12. Certain Reclassifications

  The 1998 Consolidated Balance Sheet presentation has been revised to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Operations

 General

  During the nine month period ended September 30, 1999, the Company completed the sale of its USF RE INSURANCE COMPANY ("USF RE") subsidiary, reduced its outstanding debt by $47,550,000 to $25,000,000, increased its free cash flow position, maintained its risk retention level at 25% (down from 50% in prior years) for its medical lines business, and continued the assimilation of the VASA Group companies, acquired December 31, 1998. These major transactions, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K), are reflected in the 1999 periods and result in reduced premiums in the medical lines segment and significant changes in the Company's balance sheet. The sale of USF RE also terminated the inter-company pooling agreement between USF RE and its subsidiary, USFIC, which affected the specialty lines segment. Subsequent to the close of the third quarter of 1999, the Company entered into a merger agreement under which the Company could be acquired, and completed a sequence of significant transactions which are described below.

Current Period Events

 Pending Merger

  On October 12, 1999, the Company announced that it had entered into a definitive agreement whereby the Company will be acquired by an entity wholly owned by HCC Insurance Holdings, Inc. ("HCC").

  The transaction will take the form of a cash tender offer by a subsidiary of HCC for all outstanding shares of the Company at $12.50 per share. Following completion of a successful tender offer, HCC will merge the Company with the HCC subsidiary and pay $12.50 per share for the remaining untendered shares, if any, subject to applicable appraisal rights. In addition, options to purchase the Company's stock will be converted into the right to receive $12.50 per share less the applicable option exercise price.

  The tender offer is subject to customary terms and conditions, including tender of at least a majority of the Company's shares of common stock. The tender offer is expected to be completed by year end, 1999. The Boards of Directors of the Company and HCC have both unanimously approved the transaction.

  Completion of the tender offer and subsequent merger requires certain regulatory approvals. If the acquisition is terminated, HCC has the right, under certain circumstances, either to receive a $6 million breakup fee (plus expenses up to $1 million) or to exercise an option to acquire up to 19.9% of the Company's common stock. HCC also obtained an option to acquire, in certain circumstances, up to approximately 13% of the Company's outstanding common stock which is beneficially owned by certain senior officers and directors of the Company, including the right to vote such stock in favor of the merger.

 Agreement between The Company and Eureko B.V.

  As more fully described in the Company's 1998 Annual report on Form 10-K the Company purchased 100% of the outstanding shares of common stock of the VASA companies from Eureko, B.V. of the Netherlands ("the Seller") for approximately $43,000,000 in cash on December 31, 1998. The transaction was accounted for as a purchase.

  On November 1, 1999 Eureko, B.V. and the Company entered into a memorandum of understanding to resolve and settle all pending matters related to the purchase. The resolution includes the payment of commissions received by CLIC under the reinsurance agreement with Life Re described elsewhere in this Form 10-Q to the Seller and payment of $2,900,000 to the Company by the Seller. Presently, the Company expects that the settlement of these matters will result in approximately $3,000,000 of goodwill from this purchase. During the fourth quarter, upon receipt of applicable financial information necessary to clear the reinsurance transaction described above, the Company will revise its purchase accounting to reflect the settlement.

 Discontinued Operations

  The Company announced discontinuance of its property/casualty reinsurance segment as of December 31, 1998 and recorded a $19,600,000 provision for anticipated future costs associated with such discontinuance (the "Provision"). On June 29, 1999, the Company completed the sale to Folksamerica Holding Company, Inc. ("Folksamerica") of its property/casualty reinsurance subsidiary, USF RE INSURANCE COMPANY ("USF RE"), for $92,500,000. Terms of the sale include a cash payment of $71,750,000 and a $20,750,000 5-year note that bears interest at 6.4% annually. The note is subject to downward adjustment based on future adverse loss development.

  Through September 30, 1999, transaction fees, the excess of subsidiary equity on the date of sale, unrealized investment portfolio losses, investment banking fees, severance costs, legal fees, asset retirements and net losses from discontinued operations totaling $15,729,000 reduced the Provision.

  In the third quarter of the 1999, the Company increased the Provision by $5,700,000 due to additional loss experience occurring in the medical lines segment related to policy year 1998. This income statement charge is reflected in loss and loss adjustment expenses in the medical lines segment. Also in the third quarter the Company increased the Provision by $4,000,000 through an additional income statement charge from discontinued operations to provide for certain matters which may be in excess of the note receivable from Folksamerica previously described. Included in this amount is the write-off of reinsurance recoverable related to the insolvency of New Cap Re, an unrelated reinsurer. The Company is maintaining the balance of the Provision for discontinued operations as the buyer retains control over loss development on discontinued business lines for the next five years.

 Reinsurance Agreement

  In connection with the December 31, 1998 acquisition of Seaboard Life Insurance Company (USA) (now known as Centris Life Insurance Company ("CLIC")), part of the acquisition of The VASA Group Companies, the Seller separately negotiated a reinsurance agreement with Life Reassurance Corporation of America ("Life Re") covering CLIC's Individual Life and Annuity business, which business was to be retroactively reinsured on a 100% indemnity basis effective as of July 1, 1998. The Company has classified the liabilities relating to this agreement as "pending transferable reinsurance" and has classified the related assets as "assets held for transfer". Any income earned or loss incurred from the Individual Life and Annuity business line is credited to or charged to such reinsurer. For the third quarter and nine-month periods of 1999, losses of $(534,000) and income of $2,304,000, respectively, were credited to the reinsurer and are excluded from the Company's results.

  On October 22, 1999, CLIC and Life Re closed the reinsurance transaction. Terms of the closure include a requirement for a final accounting to be prepared prior to March 31, 2000. Pertinent financial aspects of this transaction will be reflected in the records of CLIC during the fourth quarter of 1999 upon receipt of all required financial information by CLIC. The closure of the reinsurance transaction will not have an effect on the consolidated balance sheets of the Company.

 Managed And Withdrawal Lines

  For the quarterly and year-to-date periods ended September 30, 1999, the Company reported $9,495,000 and $39,167,000, respectively, in both revenue and expenses from managed and withdrawal lines. These lines of business were acquired as part of the VASA Group transaction, and pursuant to the terms of the purchase agreement, the Company can neither profit from nor suffer loss from running off this business due to loss protections provided by the Seller. For further discussion of the terms and conditions of the purchase of the VASA Group companies see the Company's 1998 Form 10-K.

 Results Of Operations

  Effective January 1, 1999, the Company's risk retention level on medical stop loss and provider excess business produced by its subsidiary, USBenefits, was reduced to 25% from the 50% level it had in prior years. This action substantially reduced the Company's exposure to underwriting risk. The decrease in the risk retention level produced the declines in premiums earned in the 1999 periods as compared to the 1998 periods. Accordingly, consolidated revenues, excluding managed and withdrawal lines, decreased 38.4% to $26,192,000 for the third quarter ended September 30, 1999 from $42,512,000 in the 1998 third quarter, and decreased 24.2% to $92,284,000 for the first nine months of 1999 from $121,682,000 for the 1998 nine month period. Commissions and fees increased in the 1999 periods as a result of higher production levels that include rate increases of between 12% and 15%. The Company's acquisition and divestiture activities yield a decrease in invested assets from $292,463,000 at December 31, 1998 to $73,947,000 at September 30, 1999 which produces lower levels of investment income after June 30, 1999.

  Insurance and reinsurance companies establish reserves for losses incurred, but not yet paid or reported, in order to match such losses with the related premiums earned. The process of establishing loss reserves is subject to uncertainties that are a normal, recurring aspect of the insurance business that requires the use of informed judgments and estimates. Loss and loss adjustment expense ("LAE") reserve development is reviewed on a regular basis, incorporating analysis of current trends, market changes in the Company's business segments and historical experience to analyze the Company's actuarial assumptions. As additional experience and other data become available, the Company's actuarial estimates may be revised. Such revisions may impact earnings.

  Loss and loss adjustment expense decreased by 12.6%, to $19,882,000 for the 1999 third quarter compared to $22,746,000 for the 1998 quarter. This result reflects changes in the net risk retention level in the medical lines segment to 25% on policies effective January 1, 1999 and continuing loss development on policy year 1998 and prior years for which the Company had a net retention level of 50%. Following an actuarial review in the third quarter, the Company increased its reserves by $3,100,000 for medical stop loss policy year 1999 and reflected additional loss and loss adjustment expenses of $5,700,000 for policy year 1998 in the medical lines segment. During the second quarter of 1999, the Company purchased reinsurance coverage in connection with the sale of USF RE that provides $5,000,000 of excess of loss protection on development of policy year 1998 losses above a pre-specified retention. Unanticipated development in the third quarter will exhaust the reinsurance protection. Specialty lines experience primarily reflects changes since January 1, 1999 in retrocessional arrangements and termination of the intercompany pooling agreement with USF RE.

  Policy acquisition expenses decreased to $3,732,000, or by 60.5% in the 1999 period, from $9,451,000, due primarily to the reduction in the Company's exposure to underwriting risk discussed above and changes in the cost structures associated with 1999 medical lines policies.

  General and administrative expenses of continuing operations for the third quarter of 1999 increased 75.3% as compared to the 1998 period and increased 21.5% on a year to date basis. Increased general and administrative costs in the third quarter of 1999 are inclusive of higher health care expenses and additional professional services pertaining to the Company's major transactions described elsewhere in this Form 10-Q.

  Loss and loss adjustment expense decreased by 12.6%, to $19,882,000 for the 1999 third quarter compared to $22,746,000 for the 1998 quarter. This result reflects changes in the net risk retention level in the medical lines segment to 25% on policies effective January 1, 1999 and continuing loss development on policy year 1998 and prior years for which the Company had a net retention level of 50%. Following an actuarial review in the third quarter, the Company increased its reserves by $3,100,000 for medical stop loss policy year 1999 and reflected additional loss and loss adjustment expenses of $5,700,000 for policy year 1998 in the medical lines segment. During the second quarter of 1999, the Company purchased reinsurance coverage in connection with the sale of USF RE that provides $5,000,000 of excess of loss protection on development of policy year 1998 losses above a pre-specified retention. Unanticipated development in the third quarter will exhaust the reinsurance protection. Specialty lines experience primarily reflects changes since January 1, 1999 in retrocessional arrangements and termination of the intercompany pooling agreement with USF RE.

  Policy acquisition expenses decreased to $3,732,000, or by 60.5% in the 1999 period, from $9,451,000, due primarily to the reduction in the Company's exposure to underwriting risk discussed above and changes in the cost structures associated with 1999 medical lines policies.

  General and administrative expenses of continuing operations for the third quarter of 1999 increased 75.3% as compared to the 1998 period and increased 21.5% on a year to date basis. Increased general and administrative costs in the third quarter of 1999 are inclusive of higher health care expenses and additional professional services pertaining to the Company's major transactions described elsewhere in this Form 10-Q.

  Interest expense, on a year to date basis, rose to $2,583,000, from $1,626,000, in the 1999 period as compared to the 1998 period, due to the December 1998 increase in borrowing levels to finance the VASA acquisition. An aggregate amount of $47,550,000 of the sale proceeds received by the Company from the June 1999 sale of USF RE was used to reduce the principal amount of Centris' outstanding note payable to $25,000,000 from $72,550,000. Accordingly, interest expense declined to $407,000 for the third quarter of 1999 from $524,000 for the third quarter of 1998.

  Net losses from continuing operations were $5,726,000 and $3,316,000 for the third quarter and nine month periods of 1999 compared to net income of $3,370,000 in the third quarter of 1998 and $9,150,000 in the 1998 nine month period. These outcomes reflect completion of the Company's major restructuring transactions begun in 1998 as well as loss development on policy year 1999 and prior years in the medical lines segment.

  Generally, income taxes as a percentage of pre-tax income fluctuate depending on the proportion of tax exempt investment income to total pre-tax income and the proportion of total income subject to state income taxes. In the 1999 periods, amounts pertaining to increases in loss and loss adjustment expenses for the 1998 policy year relate to the sale of USFRE previously described and do not produce an income tax benefit as a result of the loss disallowance rules promulgated in the Federal Tax Code. Accordingly, the Company incurs income tax expense in periods of operating losses.

  The statutory combined ratio is the traditional indicator of the potential underwriting profitability of an insurance company's business. The Company's statutory combined ratios for continuing operations were 112.5 and 102.7 for the nine-month periods ended September 30, 1999 and 1998, respectively.

 Business Segments

  The Company conducts business in two segments:

    MEDICAL LINES includes (i) medical stop-loss and provider excess coverage underwritten by USBenefits Insurance Services, Inc. ("USBenefits") on behalf of The Continental Insurance Company ("Continental"), one of the CNA Insurance Companies, (ii) catastrophic accident and health risks underwritten and managed nationally and internationally by INTERRA, Inc. ("INTERRA"), and (iii) reinsurance of 50% of such business by USF RE through December 31, 1998, at which time USF RE terminated its reinsurance of the medical lines business on a run-off basis. Effective January 1, 1999 Centris Life Insurance Company ("CLIC") (formerly known as Seaboard Life Insurance Company (USA)) and Centris Insurance Company ("CIC") (formerly known as VASA North Atlantic Insurance Company) became reinsurers of the medical lines business with net retained liability under all medical stop-loss and provider excess contracts limited to 25%. CLIC and CIC are rated "A-" (Excellent) by A.M. Best Company although these ratings have been placed under review with developing implications pending the outcome of the merger with HCC. There can be no assurance that these companies will retain their current A.M. Best Company ratings following completion of the merger. Medical stop-loss coverage is a form of excess insurance that protects employers that self-fund their employee healthcare plans by limiting their exposure from the risk of loss. Provider excess coverage limits the financial risks healthcare providers face from medical plans that prepay the providers fixed sums per plan participant (capitated fees) or provide specified rates for services. Medical lines products are marketed through a network of unaffiliated third party administrators, insurance agents, brokers and consultants.

    SPECIALTY LINES insurance underwriting is conducted by the Company's USF Insurance Company ("USFIC") subsidiary, which is presently rated "A" (Excellent) by A.M. Best Company, a rating that it shared with USF RE, under an Intercompany Pooling Agreement that has been terminated effective as of January 1, 1999. There can be no assurance that USFIC will continue to be rated by A.M. Best Company following the merger or that if USFIC continues to be rated, that it will retain its current rating of "A". USFIC writes both standard and surplus lines insurance on commercial and personal property/casualty risks which are marketed exclusively through managing general agents, general agents and program administrators.

  The tables set forth below present pre-tax operating information by business segment and holding company operations (including realized gains) for the quarters and nine month periods ended September 30, 1999 and 1998, respectively.

                                 MEDICAL LINES
                            (Dollars in Thousands)

                                  Quarter Ended           Nine Months Ended
                                  September 30,             September 30,
                              -----------------------  -----------------------
                                                 %                        %
                               1999     1998   Change   1999     1998   Change
                              -------  ------- ------  ------- -------- ------
Revenues:
  Premiums earned............ $13,730  $26,855   (49)% $55,569 $ 79,973  (31)%
  Commissions and fees.......   9,907    8,792    13 %  27,973   26,312    6 %
  Investment income..........     828    1,033   (20)%   4,260    3,094   38 %
                              -------  -------         ------- --------
  Total revenues.............  24,465   36,680   (33)%  87,802  109,379  (20)%
                              -------  -------         ------- --------
Expenses:
  Losses and loss
   adjustment................  19,053   21,434   (11)%  55,169   60,428   (9)%
  Policy acquisition.........   4,680    9,046   (48)%  18,410   27,219  (32)%
  General and
   administrative............   5,320    3,523    51 %  11,755   10,202   15 %
                              -------  -------         ------- --------
  Total expenses.............  29,053   34,003   (15)%  85,334   97,849  (13)%
                              -------  -------         ------- --------
(Loss) income before income
 taxes....................... $(4,588) $ 2,677  (271)% $ 2,468 $ 11,530  (79)%
                              =======  =======         ======= ========

  The decline in premiums earned in the 1999 periods as compared to 1998 is the result of the Company reducing its exposure to underwriting risk by limiting its risk retention level on business written by USBenefits to 25% on policies effective January 1, 1999 from the 50% level used in prior periods. Commission and fee income increased moderately in the 1999 period due to expansion of INTERRA brokerage operations and higher production levels. Loss and loss adjustment expenses declined as a result of changes in the net risk retention level to 25% on the 1999 medical lines business combined with the impact of the results of the third quarter 1999 actuarial study which resulted in additional loss and loss adjustment expenses of $5,700,000 for policy year 1999 and $3,100,000 for policy year 1998. Fluctuations in general and administrative expenses in the 1999 periods occur due to changes in overhead allocations which occur as a result of the sale of USF RE described elsewhere in this Form 10-Q.

                                SPECIALTY LINES
                            (Dollars in Thousands)

                                       Quarter Ended         Nine Months Ended
                                       September 30,           September 30,
                                    ---------------------   --------------------
                                                     %                      %
                                     1999    1998  Change    1999   1998  Change
                                    ------  ------ ------   ------ ------ ------
Revenues:
  Premiums earned.................. $  927  $1,593   (42)%  $2,899 $4,823  (40)%
  Investment income................    241     305   (21)%     865    890   (3)%
                                    ------  ------          ------ ------
  Total revenues...................  1,168   1,898   (38)%   3,764  5,713  (34)%
                                    ------  ------          ------ ------
Expenses:
  Losses and loss adjustment.......    829   1,312   (37)%   2,539  3,538  (28)%
  Policy acquisition...............   (948)    405  (469)%     932
  General and administrative.......    296     137   116 %     390    625  (38)%
                                    ------  ------          ------ ------
  Total expenses...................    177   1,854   (90)%   2,460  5,095  (52)%
                                    ------  ------          ------ ------
Income before income taxes......... $  991  $   44 2,152 %  $1,304 $  618  111 %
                                    ======  ======          ====== ======

  Specialty lines operating results reflect changes in reinsurance programs and termination of the intercompany pooling agreement with the Company's USF RE subsidiary effective January 1, 1999. These operating changes are the principal factors impacting premiums earned, loss and loss adjustment expenses and policy acquisition costs in the 1999 periods.

                                HOLDING COMPANY
                            (Dollars in Thousands)

                                    Quarter Ended         Nine Months Ended
                                    September 30,           September 30,
                                ----------------------  ----------------------
                                                  %                       %
                                 1999     1998  Change   1999     1998  Change
                                -------  ------ ------  -------  ------ ------
Revenues:
  Commissions & fees........... $   136  $  --          $   224  $  --
  Investment income............     267      25  968 %      268      85  215 %
  Realized gains...............     156   3,909  (96)%      226   6,505  (97)%
                                -------  ------  ---    -------  ------
  Total revenues...............     559   3,934  (86)%      718   6,590  (89)%
                                -------  ------         -------  ------
Expenses:
  General and administrative...   2,171     780  178 %    3,784   2,286   66 %
  Interest.....................     407     524  (22)%    2,583   1,626   59 %
                                -------  ------         -------  ------
  Total expenses...............   2,578   1,304   98 %    6,367   3,912   63 %
                                -------  ------         -------  ------
(Loss) income before income
 taxes......................... $(2,019) $2,630         $(5,649) $2,678
                                =======  ======         =======  ======

  Changes in realized gains in the 1999 period as compared to the 1998 period arise from the continuous evaluation of the investment portfolio in accordance with the Company's investment guidelines. General and administrative expenses in the 1999 periods fluctuate based upon the timing of purchased services and the allocation of services provided to the operating subsidiaries. Increased general and administrative costs in the third quarter of 1999 are inclusive of higher health care expenses and additional professional services pertaining to the Company's major transactions described elsewhere in this Form 10-Q.

  Changes in realized gains in the 1999 period as compared to the 1998 period arise from the continuous evaluation of the investment portfolio in accordance with the Company's investment guidelines. General and administrative expenses in the 1999 periods fluctuate based upon the timing of purchased services and the allocation of services provided to the operating subsidiaries. Increased general and administrative costs in the third quarter of 1999 are inclusive of higher health care expenses and additional professional services pertaining to the Company's major transactions described elsewhere in this Form 10-Q.

  Interest expense for 1999 year to date rose due to higher borrowing levels to finance the VASA acquisition. Interest expense declined in third quarter of 1999 due to the reduction of outstanding debt by $47,550,000 to $25,000,000 as a result of the proceeds received from completion of the sale of USF RE on June 29, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company utilizes cash from operations and maturing investments to meet its insurance obligations to policyholders and claimants, as well as to meet operating costs. Primary sources of cash from operations include premium collections, commissions and fees and investment income. The principal uses of cash from operations are for premium payments to insurance companies, payments of claims under reinsurance and insurance contracts, and operating expenses such as salaries, commissions, taxes and general overhead. Cash available from operations varies between periods primarily due to the timing of premium collections and the payment of claims. In December 1998, the Company borrowed an additional $42,700,000 under its existing Credit Agreement for the purchase of the VASA companies. As previously noted, the Company received $71,750,000 in cash upon completion of the sale of USF RE on June 29, 1999 and utilized $47,550,000 of such proceeds to pay down the loan balance on its Credit Agreement to $25,000,000. This resulted in a reduction of the debt to total capitalization ratio to 23.6%. This transaction also produced additional cash of $24,000,000 available to fund the Company's business. In connection with the sale of USF RE, the Company entered into a Sixth Amendment to its December 1994 Credit Agreement with Fleet National Bank ("Fleet Bank"), pursuant to which Amendment certain terms and conditions of the Credit Agreement were modified. Such modifications include changes in the Company's capital requirements and interest rates applicable to the outstanding balance of the bank debt. Amounts outstanding bear interest at LIBOR plus a margin, currently 1.25%. The Company's Credit Agreement contains certain covenants, restrictions and dividend payment limitations and call provisions in the event of non-compliance. The Company has notified Fleet Bank that the sale of USF RE (See
Note 5, herein) and the charge of $19,621,000 taken by the Company in connection with discontinuing the property/casualty reinsurance segment in the fourth quarter of 1998 combined with additional charges taken in the third quarter of 1999 and discussed elsewhere in this Form 10-Q has caused non-compliance with the minimum fixed charge coverage ratio, minimum debt service coverage ratio and minimum interest coverage ratio covenants. Fleet Bank retains the option to call the note as prescribed in the Credit Agreement. However, the Company has received no indication that Fleet Bank intends to call the debt.

  The investment portfolio reflects an allocation of approximately 88% in fixed-income investments, primarily taxable, with an "AA" average fixed income portfolio rating, and 12% in equities. The portfolio does not contain any real estate investments, derivatives, high yield bonds, private placements or mortgage loans.

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

  As mentioned, the Company is working to make certain that its business partners are aware of the potential risks and that they are taking steps to make certain their systems are Year 2000 compliant. In the event a vendor, supplier or service provider cannot certify or establish Year 2000 compliance status, the Company will contract with alternative sources for products and services. Further, the failure of one of the Company's business partners to achieve compliance, or a finding that its systems do not function as expected, may have an impact on the Company. The Company has communicated with its business partners to determine their extent of compliance and has learned that a variety of operating systems are being used by them. The Company believes that it is unlikely that the failure of one operating system to perform as expected will affect a significant portion of its business partners at any one time.

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

 Forward Looking Statements

  Some of the statements included in this quarterly report, on Form 10-Q, including but not limited to Management's Discussion and Analysis of Financial Condition and Results of Operations, Condensed Consolidated Financial Statements, and related notes thereto, that are not historical facts may be considered to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all such forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those suggested by such statements. Such risks and uncertainties include, but are not limited to, the following: catastrophic losses or a material aggregation of such losses in the Company's insurance lines; changes in federal or state law affecting an employer's ability to self-insure or other adverse regulatory changes; the adequacy of the Company's reinsurance programs; general economic conditions in this country or abroad; adverse developments in the securities markets and their impact on the Company's investment portfolio; the effects of competitive market pressures within the medical lines or property/casualty marketplaces; the effect of changes required by generally accepted accounting practices or statutory accounting practices; failure of the Company's computer systems to perform in an appropriate manner following year 2000 remediation efforts; failure of the Company's trading partners, customers or key vendors to make their computer systems year 2000 compliant in a timely manner; and other risks which are described from time to time in the Company's filings with the Securities and Exchange Commission. The words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance that such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or by any other person that the objectives and plans of the Company will be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company does not believe there have been any material changes in the market risks since December 31, 1998, which would impact the fair value of certain assets and liabilities included in the Condensed Consolidated Balance Sheets.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Following is a list of exhibits that are required to be filed as part of this Form 10-Q by Item 601 of Regulation S-K:

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

       27.*  Financial Data Schedules

--------
* Describes the exhibits filed with this Quarterly Report on Form 10-Q.

  (b) The following report on Form 8-K was filed by the Company with the Securities and Exchange Commission during the third quarter ended September 30, 1999:

  A Current Report on Form 8-K filed on July 13, 1999, describing the completion of the sale of 100% of the issued and outstanding stock of USF RE INSURANCE COMPANY to Folksamerica Holding Company, Inc. and a concurrent reduction in the principal amount in the Company's Credit Agreement with Fleet National Bank (the Sixth Amendment to the Credit Agreement), together with exhibits describing these transactions.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Centris Group, Inc.

Date: November 11, 1999

                                          By: /s/     David L. Cargile
                                             ----------------------------------
                                                      David L. Cargile
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Date: November 11, 1999                   By: /s/   Charles M. Caporale
                                             ----------------------------------
                                                    Charles M. Caporale
                                                Senior Vice President, Chief
                                               Financial Officer and Treasurer
                                                  (Principal Financial and
                                                     Accounting Officer)